Form 10QSB
period 2001-03-31
SHORESIDE INVESTMENTS INC
filed 2001-07-13
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2001

      [   ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from     to

                Commission File Number 000-32349

                   SHORESIDE INVESTMENTS, INC.
     (Exact name of small business issuer as specified in its
                            charter)

             Utah                           87-053546
(State or other jurisdiction of  (IRS Employer Identification No.)
 incorporation or organization)

     3191 S. Valley Street,  #201, Salt Lake City, UT  84109

                          888-379-8693
                   (Issuer's telephone number)

                         Not Applicable
(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X] No [ ]

APPLICABLE  ONLY  TO ISSUERS INVOLVED IN BANKRUPTCY  PROCEEDINGS
DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2001: 1,250,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                   SHORESIDE INVESTMENTS, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Condensed Balance Sheets - March 31, 2001       4
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       5
          (unaudited)  for the Three  Months  Ended
          March  31,  2001 and 2000, and Cumulative
          During the Development Stage
                                                          6
          Statements of Cash Flows (unaudited)  for
          the Three Months Ended March 31, 2001 and
          2000,    and   Cumulative   During    the
          Development Stage                               7

          Notes to Consolidated  Financial Statements     8

          Item  2.   Management's  Discussion   and
          Analysis of Financial Condition

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K      10

          Signatures                                     10

(Inapplicable items have been omitted)

                             PART I.
                      Financial Information

Item 1.  Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

                 SHORESIDE INVESTMENTS, INC.
                (A Development Stage Company)

                       BALANCE SHEETS

                           ASSETS
                                       March 31,    December
                                                      31,
                                              2001        2000
                                         (Unaudited)
CURRENT ASSETS:
     Cash                                 $  3,137    $  7,063
     Prepaid expenses
                                               824         334
             Total Current Assets            3,961       7,397

PROPERTY
     Building lot                           76,700      76,700
     Condominium, less depreciation
of $3,884 and $2,589                       174,116     175,411
            Total Property
                                           250,816     252,111
TOTAL ASSETS                             $ 254,777   $ 259,508

            LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                    $    698    $    497
     Franchise taxes payable                  100         100
     Advances from stockholders             7,205       7,205
     Other accrued liabilities              5,401       5,279
     Notes payable - current portion       51,723      51,790
             Total Current Liabilities     65,127      64,871

NONCURRENT LIABILITIES
  Notes payable - less current portion    118,604     119,008

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value; 10,000,000
  shares authorized; 1,250,000, and
  1,250,000 shares issued and outstanding
  respectively                              1,250       1,250
     Additional paid-in capital           100,704     100,704
     Deficit accumulated during the
      development stage                   (30,908)    (26,325)

  Total Stockholders' Equity (Deficit)     71,046      75,629

TOTAL LIABILITIES AND STOCKHOLDERS'     $ 254,777   $ 259,508
EQUITY

 The accompanying notes are an integral part of these financial statements.

                SHORESIDE INVESTMENTS, INC.
               (A Development Stage Company)

                  STATEMENTS OF OPERATIONS
                        (Unaudited)

                                      For The      For The
                                   Three Months Three Months  Cumulative
                                      Ended        Ended      During The
                                     March 31,    March 31,  Development
                                       2001        2000         Stage

REVENUE
     Rent income                     $   5,223   $       -  $   5,233

EXPENSES:
     General and administrative          3,124         613     14,817
     Depreciation expense                1,295           -      3,884
     Property expenses                   1,494           -      6,335
     Property interest                   3,903           -     10,311
     Franchise tax  expense                  -           -        794

          Total Expenses                 9,816         613     36,141

NET (LOSS) BEFORE TAXES                 (4,583)       (613)   (30,908)

     Provision for income taxes              -           -          -

NET (LOSS)                           $  (4,583)  $    (613) $ (30,908)

EARNINGS (LOSS) PER SHARE            $   (0.00)  $   (0.00) $   (0.03)

WEIGHTED AVERAGE SHARES OUTSTANDING  1,250,000   1,000,000    974,305


 The accompanying notes are an integral part of these financial statements

                                .

                 SHORESIDE INVESTMENTS, INC.
                (A Development Stage Company)

                  STATEMENTS OF CASH FLOWS
                         (Unaudited)

                                                   For The     For The
                                               Three Months  Three Months  Cumulative
                                                    Ended       Ended      During The
                                                   March 31,   March 31,   Development
                                                     2001        2000        Stage
CASH FLOWS FROM OPERATING  ACTIVITIES:
 Net loss                                          $ (4,583)  $  (613)  $ (30,908)
 Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation                                        1,295         -       3,884
  Changes in assets and liabilities
  Prepaid expenses                                     (490)        -        (824)
  Accounts payable                                      201      (376)        698
  Franchise tax payable                                   -      (100)        100
  Other accrued liabilities                             122         -       5,401
  Net cash used in operating activities              (3,455)    1,089)    (21,649)

CASH FLOWS FROM INVESTING ACTIVITIES:                     -         -           -

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock                                 -         -       3,900
     Officer or stockholder's payments (advances)         -     3,530       7,205
     Notes payments                                    (471)        -      (6,793)
     Capital contributed by stockholder                   -         -      20,474
      Net cash provided by financing activities        (471)    3,530      24,786

NET INCREASE (DECREASE) IN CASH                      (3,926)    2,441       3,137

CASH AT BEGINNING PERIOD                              7,063     1,219           -

CASH AT END OF PERIOD                             $   3,137   $ 3,660   $   3,137

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense                             $   3,903   $     -   $  10,311

     Income taxes                                 $       -   $     -   $       -

SUPPLEMENTAL NONCASH TRANSACTIONS
     Common stock issued to acquire property -
          net of property taxes                   $       -   $     -   $ 250,480

     Assumption of debt associated with the
          property acquisition                    $       -   $     -   $ 172,900

 The accompanying notes are an integral part of these financial statements.

                   SHORESIDE INVESTMENTS, INC.
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended March 31, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2  -  FILING WITH THE SECURITIES AND EXCHANGE COMMISSION

     On February 16, 2001, the Company received a letter from the Securities and Exchange Commission notifying the Company that its Registration Statement on Form 10-SB would automatically go effective 60 days after filing. The Form 10-SB was filed February 13, 2001.

NOTE 3  -  SUBSEQUENT EVENT

     On June 18, 2001, an officer and stockholder contributed
     $2,000 to the Company as additional paid-in capital to be used as operating capital

        Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 6. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

The Company

Shoreside Investments, Inc. (the "Company") was incorporated under the laws of Utah on February 9, 1995 as Sun Seekers Corp. to build and operate tanning salons. The Company was not successful in the venture and then explored the prospect of entering the investor relations/marketing business. Again, the Company was not successful in the venture and abandoned the business and became dormant. In October 1999, the Company was reactivated by the remaining director and the Company is pursuing real estate development.

In June 2000, the Company acquired two parcels of real property. Shoreside acquired an equity interest in a high class condominium unit in Park City, Utah, an area featuring three major ski resorts and year-round mountain recreational activities. There is an active rental market for condominium units in Park City, particularly during the ski season from November through April. Shoreside has engaged High Mountain Properties, Park City, Utah as its agent to rent this property on a nightly basis.

The Company also acquired an equity interest in a building lot in Draper, Utah, a suburb located approximately twenty miles southeast of the center of Salt Lake City. This lot is located in a developed area featuring residential units ranging between $600,000 and $2 million in value. Shoreside intends to either
(1) sell the lot outright if that can be accomplished at a substantial profit or (2) obtain mortgage financing to install improvements and build a substantial single family home on the lot either on a custom basis or as a speculative project. As yet, no specific plan for this property has been determined.

Shoreside's business plan includes the possible purchase of other real estate interests, including single and multiple family residences, townhouses and condominiums and small commercial developments in the nature of office complexes and strip malls. The Company may also purchase undeveloped acreage for development.

Results of Operations

Three Month periods Ended March 31, 2001 and 2000

The Company had revenue from continuing operations for the three-month periods ended March 31, 2001 of $5,233 compared to -0- for the same period for 2000.

General and administrative expenses for the three month periods ended March 31, 2001 and 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $3,124 and $613 for the three-month periods ended March 31, 2001 and 2000, respectively. During the quarter ended March 31, 2001, the Company incurred depreciation expense in the amount of $1,295, property expenses in the amount of $1,494 and property interest in the amount of $3,903. Because the Company acquired property in June 2000, there are no comparable expenses for the same period ended 2000.

As a result of the foregoing factors, the Company realized a net loss of $4,583 for the three months ended March 31, 2001, as compared to a net loss of $613 for the same period in 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash on hand of $3,137 and prepaid expenses of $824 for total current assets of $3,961. As of December 31, 2000, the Company had $7,063 cash on hand and $334 in prepaid expenses for total current assets of $7,397.

Property assets for the three months ended March 31, 2001 was $76,700 for the building lot and $174,116 for the condominium compared to $76,700 for the building lot and $175,411 for the condominium as of December 31, 2000.

Total assets for the period ended March 31, 2001 was $254,777 compared to $259,508 as of December 31, 2000.
As of March 31, 2001, the Company had total current liabilities of $65,127 consisting of $698 in accounts payable, $100 in franchise taxes payable, $7,205 in advances from stockholders, $5,401 in other accrued liabilities and $51,723 in notes payable
- current portion. At December 31, 2000, the total current liabilities was $64,871. Noncurrent liabilities at March 31, 2001 was $118,604 in notes payable - less current portion compared to $119,008 at December 31, 2000.

Total stockholders' equity as of March 31, 2001 was $71,046 compared to $75,629 at December 31, 2000.

Management believes that the Company has sufficient cash and revenue to meet the anticipated needs of the Company's operations through at least the next 12 months. However, at times, the Company has not generated sufficient revenue to pay the loan on the condominium and has accepted advances from shareholders to cover the loan payments. The Company will continue to accept advances as necessary.

Shoreside will not require any expenditures for research or development in the foreseeable future. The Company does not contemplate hiring employees or purchasing plant facilities or significant equipment during the next year. No such expenditures will be incurred unless the costs can be covered by existing revenues or the sale of real estate.

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2001.

Exhibits: None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SHORESIDE INVESTMENTS, INC.


Date: July 10, 2001           By:/s/ Harvey Carmichael
                              Harvey Carmichael
                              President, Secretary and Treasurer