Form 10QSB
period 2001-06-30
SHORESIDE INVESTMENTS INC
filed 2001-08-17
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

                           FORM 10-QSB

      [  X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2001

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

                          888-748-0055
                   (Issuer's telephone number)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2001: 1,250,000 shares of common stock.


Transitional Small Business Format:  Yes [   ]  No [ X ]

                           FORM 10-QSB
                   SHORESIDE INVESTMENTS, INC.

                              INDEX
                                                       Page
PART I.   Financial Information

          Item I.  Financial Statements (unaudited)       3

          Independent Accountant's Review Report          4

          Condensed Balance Sheets - June 30,  2001       5
          (unaudited) and December 31, 2000

          Condensed    Statements   of   Operations       6
          (unaudited) for the Six Months Ended June
          30, 2001 and 2000, and Cumulative During the Development Stage

          Statements of Cash Flows (unaudited)  for       7
          the  Six  Months Ended June 30, 2001  and
          2000,    and   Cumulative   During    the
          Development Stage

          Notes     to    Consolidated    Financial       9
          Statements

          Item  2.   Management's  Discussion   and      10
          Analysis of Financial Condition

          Other Information

          Item 6.  Exhibits and Reports on Form 8-K      11

          Signatures                                     11

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

INDEPENDENT ACCOUNTANT'S REVIEW REPORT


Board of Directors and Stockholders
SHORESIDE INVESTMENTS, INC.

I  have  reviewed  the accompanying balance  sheet  of  Shoreside
Investments, Inc. (a development stage company) as of June 30, 2001, and the related statements of operations and cash flows for the six and three month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the management of Shoreside Investments, Inc.

I conducted my review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial statements consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on by review, I am not aware of any material modifications that should be made to the accompanying financial statements in order for them to be in conformity with generally accepted accounting principles.


/s/ David T. Thomson, P.C.
Salt Lake City,  Utah
August 15, 2001

SHORESIDE INVESTMENTS, INC.
(A Development Stage Company)

BALANCE SHEETS
ASSETS

                                        June 30,     December 31,
                                          2001          2000
                                      (Unaudited)

CURRENT ASSETS:
     Cash                               $     662    $   7,063
     Prepaid expenses                       4,262          334

             Total Current Assets           4,924        7,397

PROPERTY
     Building lot                          76,700       76,700
     Condominium, less depreciation
      of $5,179 and $2,589                172,821      175,411

            Total Property                249,521      252,111

TOTAL ASSETS
                                        $ 254,445    $ 259,508
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable                   $       -    $     497
     Franchise taxes payable                    -          100
     Advances from stockholders            10,153        7,205
     Other accrued liabilities              7,478        5,279
     Notes payable - current portion       51,569       51,790

       Total Current Liabilities           69,200       64,871

NONCURRENT LIABILITIES
 Notes payable - less current portion     117,991      119,008

STOCKHOLDERS' EQUITY (DEFICIT):
  Common stock, $.001 par value;
   10,000,000 shares authorized;
   1,250,000, and 1,250,000 shares
   issued and outstanding respectively      1,250        1,250
  Additional paid-in capital              105,704      100,704
  Deficit accumulated during the
   development stage                      (39,700)     (26,325)

   Total Stockholders' Equity (Deficit)    67,254       75,629

TOTAL LIABILITIES AND STOCKHOLDERS'
EQUITY                                  $ 254,445    $ 259,508

SHORESIDE
INVESTMENTS, INC.
(A Development
Stage Company)

STATEMENTS OF
OPERATIONS
(Unaudited)

                                  For The     For The        For The        For The
                               Three Months Three Months   Six Months    Six Months      Cumulative
                                  Ended        Ended          Ended         Ended         During The
                                 June 30,     June 30,       June 30,      June 30,      Development
                                   2001         2000           2001          2000           Stage
REVENUE
     Rent income               $        -    $        -    $    5,233    $         -    $   5,233

EXPENSES:
     General and administrative     1,266         2,851         4,390          3,464       16,083
     Depreciation expense           1,295             -         2,590              -        5,179
     Property expenses              2,719             -         4,213              -        9,054
     Property interest              3,512             -         7,415              -       13,823
     Franchise tax expense              -             -             -              -          794

          Total Expenses            8,792         2,851        18,608          3,464       44,933

NET (LOSS) BEFORE TAXES            (8,792)       (2,851)      (13,375)        (3,464)     (39,700)

     Provision for income taxes         -             -             -              -            -

NET (LOSS)                     $   (8,792)   $   (2,851)   $  (13,375)   $    (3,464)   $ (39,700)

EARNINGS (LOSS) PER SHARE      $    (0.01)   $    (0.00)   $    (0.01)   $     (0.00)      ($0.04)

WEIGHTED AVERAGE SHARES
OUTSTANDING                     1,250,000     1,083,000     1,250,000      1,041,667      985,334

SHORESIDE
INVESTMENTS, INC.
(A Development Stage
Company)

STATEMENTS OF CASH FLOWS
(Unaudited)

                                                For The      For The
                                               Six Months  Six Months     Cumulative
                                                  Ended       Ended      During The
                                                 June 30,    June 30,    Development
                                                   2001        2000         Stage
CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                                       $ (13,375)   $  (3,464)   $ (39,700)
 Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation                                    2,590             -       5,179
    Changes in assets and liabilities
     Prepaid expenses                              (3,928)            -      (4,262)
     Accounts payable                                (497)         (376)          -
     Franchise tax payable                           (100)         (100)          -
     Other accrued liabilities                       2,199            -       7,478

     Net cash used in operating activities         (13,111)      (3,940)    (31,305)

CASH FLOWS FROM                                          -            -           -
INVESTING ACTIVITIES:

CASH FLOWS FROM
FINANCING ACTIVITIES:
     Sale of common stock                                -            -       3,900
     Officer or stockholder's payments               2,948        3,530      10,153
     (advances)
     Notes payments                                 (1,238)           -      (7,560)
     Capital contributed by stockholder              5,000            -      25,474

      Net cash provided by financing activities      6,710        3,530      31,967

NET INCREASE (DECREASE) IN CASH                     (6,401)        (410)        662

CASH AT BEGINNING  PERIOD                            7,063        1,219           -

CASH AT END OF PERIOD                             $    662    $     809    $    662

SUPPLEMENTAL CASH FLOW
 INFORMATION:
     Interest expense                             $  7,415    $       -    $ 13,823

     Income taxes                                 $      -    $       -    $      -

SUPPLEMENTAL NONCASH
TRANSACTIONS
 Common stock issued to acquire
   property -
     net of property taxes                        $      -    $ 250,480   $ 250,480

 Assumption of debt associated with the
   property  acquisition                          $      -    $ 172,900   $ 172,900

                   SHORESIDE INVESTMENTS, INC.
                  (A Development Stage Company)

             NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE 1  -  CONDENSED FINANCIAL STATEMENTS

     The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2001 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended June 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2  -  FILING WITH THE SECURITIES AND EXCHANGE COMMISSION

     On February 16, 2001, the Company received a letter from the Securities and Exchange Commission notifying the Company that its Registration Statement on Form 10-SB would automatically go effective 60 days after filing. The Form 10-SB was filed February 13, 2001.

NOTE 3  -  SUBSEQUENT EVENT

     During the six months ended June 30, 2001, an officer and stockholder contributed $5,000 to the Company as additional paid-in capital which was used for operating capital.

Item  2.   Management's  Discussion  and  Analysis  of  Financial
Condition

Results of Operations

Three Months Ended June 30, 2001 and 2000

The Company had revenue from continuing operations for the three-month periods ended June 30, 2001 of $-0- compared to -0- for the same period for 2000.

General and administrative expenses for the three month periods ended June 30, 2001 and 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $8,792 and $2,851 for the three-month periods ended June 30, 2001 and 2000, respectively. During the quarter ended June 30, 2001, the Company incurred depreciation expense in the amount of $1,295, property expenses in the amount of $2,719 and property interest in the amount of $3,512. Because the Company acquired property in June 2000, there are no comparable expenses for the same period ended 2000.

As a result of the foregoing factors, the Company realized a net loss of $8,792 for the three months ended June 30, 2001, as compared to a net loss of $2,851 for the same period in 2000.


Six Month periods Ended June 30, 2001 and 2000

The Company had revenue from continuing operations for the six-month periods ended June 30, 2001 of $5,233 compared to -0- for the same period for 2000.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $18,608 and $3,464 for the six-month periods ended June 30, 2001 and 2000, respectively. During the quarter ended June 30, 2001, the Company incurred depreciation expense in the amount of $2,590, property expenses in the amount of $4,213 and property interest in the amount of $7,415. Because the Company acquired property in June 2000, there are no comparable expenses for the same period ended 2000.

As a result of the foregoing factors, the Company realized a net loss of $13,375 for the six months ended June 30, 2001, as compared to a net loss of $3,464 for the same period in 2000.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash on hand of $662 and prepaid expenses of $4,262 for total current assets of $4,924. As of December 31, 2000, the Company had $7,063 cash on hand and $334 in prepaid expenses for total current assets of $7,397.

Property assets for the six months ended June 30, 2001 was $76,700 for the building lot and $172,821 for the condominium compared to $76,700 for the building lot and $175,411 for the condominium as of December 31, 2000.

Total assets for the period ended June 30, 2001 was $254,445 compared to $259,508 as of December 31, 2000.

As of June 30, 2001, the Company had total current liabilities of $69,200 consisting of $-0- in accounts payable, $-0- in franchise taxes payable, $10,153 in advances from stockholders, $7,478 in other accrued liabilities and $51,569 in notes payable - current portion. At December 31, 2000, the total current liabilities was $64,871. Noncurrent liabilities at June 30, 2001 was $117,991 in notes payable - less current portion compared to $119,008 at December 31, 2000.

Total stockholders' equity as of June 30, 2001 was $65,254 compared to $75,629 at December 31, 2000.

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

                         PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2001.

Exhibits: None

                         SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SHORESIDE INVESTMENTS, INC.


Date: August 16, 2001        By: /s/ Harvey Carmichael
                              Harvey Carmichael
                              President, Secretary and Treasurer