Form 10QSB
period 2001-09-30
SHORESIDE INVESTMENTS INC
filed 2001-12-04
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 000-32349

SHORESIDE INVESTMENTS, INC.

(Exact name of small business issuer as specified in its charter)
Utah (State or other jurisdiction of incorporation or organization)	87-053546 (IRS Employer Identification No.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2001: 1,250,000 shares of common stock.

Transitional Small Business Format: Yes [ ] No [ X ]

FORM 10-QSB

SHORESIDE INVESTMENTS, INC.

INDEX
Page
PART I. Financial Information
Item I. Financial Statements (unaudited)

Condensed Balance Sheets - September 30, 2001 (unaudited) and December 31, 2000

Condensed Statements of Operations (unaudited) for the Three Months Ended September 30, 2001 and 2000, and Cumulative During the Development Stage

Statements of Cash Flows (unaudited) for the Three Months Ended September 30, 2001 and 2000, and Cumulative During the Development Stage

Notes to Consolidated Financial Statements

Item 2. Management's Discussion and Analysis of Financial Condition

3 4 5 6 7 8
PART II. Other Information Item 6. Exhibits and Reports on Form 8-K	9
Signatures	9

(Inapplicable items have been omitted)

PART I.

Financial Information

Item 1. Financial Statements (unaudited)

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for be periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS

September 30,	December 31,
2001	2000
(Unaudited)
CURRENT ASSETS:
Cash	$ 514	$ 7,063
Prepaid expenses	1,674	334
Total Current Assets	2,188	7,397
PROPERTY
Building Lot	76,700	76,700
Condominium, less depreciation of 46,474 and $2,589	171,526	175,411
Total Property	248,226	252,111
TOTAL ASSETS	$250,414	$ 259,508
LIABILITIES AND STOCKHOLDER'S EQUITY
CURRENT LIABILITIES
Accounts payable	$ -	$ 497
Franchise taxes payable	-	100
Advances from stockholders	13,075	7,205
Other accrued liabilities	8,878	5,279
Notes payable - current portion	51,232	51,790
STOCKHOLDERS' EQUITY
Common stock, $.001 par value; 10,000,000 shares authorized; 1,250,000 and 1,250,000 shares issued and outstanding respectively	1,250	1,250
Additional paid-in capital	109,204	100,704
Deficit accumulated during the development stage	(50,694)	(26,325)
Total Stockholders' Equity	59,760	75,629
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$250,414	$259,508

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
	For the Three Months Ended September 30,	For the Three Months Ended September 30,	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Cumulative During the Development Stage
REVENUE
Rent Income	$ -	$ -	$ 5,233	$ -	$ 5,233
EXPENSES
General and Administrative	4,297	1,406	8,707	4,870	20,400
Depreciation expense	1,295	1,295	3,885	1,295	6,474
Property expenses	4,035	1,949	12,297	1,949	17,138
Franchise tax expense	-	-	-	-	794
Total Expense	10,994	7,467	29,602	10,931	55,927
NET (LOSS) BEFORE TAXES	(10,994)	(7,467)	(24,369)	(10,931)	(50,694)
Provision for income taxes	-	-	-	-	-
NET (LOSS)	$(10,994)	$ (7,467)	$(24369)	$(10,931)	$(50,694)
EARNINGS (LOSS) PER SHARE	$ (.01)	$ (.01)	$ (.01)	$ (.01)	$ (.01)
WEIGHTED AVERAGE SHARES OUTSTANDING	1,250,000	1,083,000	1,250,000	1,166,667	1,020,192

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS
	For the Nine Months Ended September 30,	For the Nine Months Ended September 30,	Cumulative During the Development Stage
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(24,369)	$(10,931)	$(50,694)
Adjustment to reconcile net loss to net cash used in operating activities:
Depreciation	3,885	1,295	6,474
Changes in assets and liabilities
Prepaid expenses	(1,340)	(1,489)	(1,674)
Accounts payable	(497)	(376)	-
Franchise tax payable	(100)	(100)	-
Other accrued liabilities	3,599	5,927	8,878
Net cash used in operating activities	(18,822)	(5,674)	(37,016)
CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Sale of Common Stock	-	-	3,900
Officer or stockholder's payments (advances)	5,870	7,735	13,075
Notes payments	(2,097)	(5,655)	(8,419)
Capital contributed by stockholder	8,500	5,000	28,974
Net cash provided by financing activities	12,273	7,080	37,530
NET INCREASE (DECREASE) IN CASH	(6,549)	1,406	514
CASH AT BEGINNING PERIOD	7,063	1,219	-
CASH AT END OF PERIOD	$ 514	$ 1,219	$ 514
SUPPLEMENTAL CASH FLOW INFORMATION
Interest expense	$ 4,713	$ 2,817	$11,121
Income taxes	$ -	$ -	$ -
SUPPLEMENTAL NONCASH TRANSACTIONS
Common stock issued to acquire property - net of property taxes	$ -	$250,480	$250,480
Assumption of debt associated with the property acquisition	$ -	$172,900	$172,900

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2001 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2000 audited financial statements. The results of operations for the periods ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

NOTE 2 - FILING WITH THE SECURITIES AND EXCHANGE COMMISSION

On February 16, 2001, the Company received a letter from the Securities and Exchange Commission notifying the ompany that its Registration Statement on Form 10-SB would automatically go effective 60 days after filing. The Form 10-SB was filed February 13, 2001.

NOTE 3 - CONTRIBUTED CAPITAL - OFFICER AND STOCKHOLDER

During the nine months ended September 30, 2001, an officer and stockholder contributed $8,500 to the Company as additional paid-in capital, which was used for operating capital.

NOTE 4 - SUBSEQUENT EVENT

On October 18, 2001, pursuant to a unanimous consent of the Board of Directors of the Company, a quit claim deed was executed deeding to a shareholder, the Draper Building lot located a 12229 South Kodiak Court, Draper, Utah, in exchange for the 50,000 shares originally issued to the shareholder on June 27, 2000 for the lot with such shares being cancelled and returned to the authorized but unissued shares of the Company.

Results of Operations

Three Month and Nine Month periods Ended September 30, 2001 and 2000

The Company had revenue from continuing operations for the three-month periods ended September 30, 2001 and 2000 of $-0-. For the nine months ended September 30, 2001, the Company had revenue from continuing operations of $5,233 compared to $-0- for the same period in 2000.

General and administrative expenses for the three month periods ended September 30, 2001 and 2000 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs and property expenses, depreciation expense and property interest. These expenses were $10,994 and $7,467 for the three-month periods ended September 30, 2001 and 2000, respectively. Expenses for the nine month period ending September 30, 2001 and 2000 were $29,602 and $10,931 respectively.

As a result of the foregoing factors, the Company realized a net loss of $10,994 for the three months ended September 30, 2001, as compared to a net loss of $7,467 for the same period in 2000. For the nine months ended September 30, 2001 the Company realized a net loss of $10,931 compared to $50,694 for the same period in 2000.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash on hand of $514 and prepaid expenses of $1,674 for total current assets of $2,188. As of December 31, 2000, the Company had $7,063 cash on hand and $334 in prepaid expenses for total current assets of $7,397.

Property assets for the three months ended September 30, 2001 was $76,700 for the building lot and $174,116 for the condominium compared to $76,700 for the building lot and $175,411 for the condominium as of December 31, 2000.

Total assets for the period ended September 30, 2001 was $250,414 compared to $259,508 as of December 31, 2000.

As of September 30, 2001, the Company had total current liabilities of $73,185 consisting of $13,075 in advances from stockholders, $8,878 in other accrued liabilities and $51,232 in notes payable - current portion. At December 31, 2000, the total current liabilities was $64,871. Noncurrent liabilities at September 30, 2001 was $117,469 in notes payable - less current portion compared to $119,008 at December 31, 2000.

Total stockholders' equity as of September 30, 2001 was $59,760 compared to $75,629 at December 31, 2000.

On October 18, 2001, pursuant to a unanimous consent of the Board of Directors of the Company, a quit claim deed was executed deeding to a shareholder, the Draper Building lot located a 12229 South Kodiak Court, Draper, Utah, in exchange for the 50,000 shares originally issued to the shareholder on June 27, 2000 for the lot with such shares being cancelled and returned to the authorized but unissued shares of the Company.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2001.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORESIDE INVESTMENTS, INC.

Date: December 3, 2001 By: /s/ Harvey Carmichael

Harvey Carmichael

President, Secretary and Treasurer