Form 10KSB
period 2001-12-31
SHORESIDE INVESTMENTS INC
filed 2002-03-29
CIK 1117680

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

(Mark One)

[ X ] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

[ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ___________________ to ______________

Commission File Number 000-32349

SHORESIDE INVESTMENTS, INC.

(Name of small business issuer in its charter)

Utah (State or other jurisdiction of incorporation or organization)	87-0535456 (IRS Employer Identification No.)

3191 South Valley Street, Suite 201

Salt Lake City, UT,84109

(Address of principal executive offices)

Issuer's telephone number, including area code (801) 474-0824

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Common Stock, par value $0.001

(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenue for its most recent fiscal year was: $7,001.

The aggregate market value of the issuer's voting stock held as of March 28, 2002, by non-affiliates of the issuers was $-0-. There was no active trading market and no quote for Shoreside Investments, Inc. during fiscal year 2001, therefore the value is deemed to be $-0-.

As of March 21, 2002, the issuer had 1,200,000 shares of its $.001 par value common stock outstanding.

Transitional Small Business Format: Yes [ ] No [ X ]

Documents incorporated by reference: none

PART I

Item 1. Description of Business.

Shoreside Investments, Inc. (the "Company") was incorporated under the laws of Utah on February 8, 1995 as Sun Seekers Corp. to engage in any lawful acts not prohibited by the laws of any jurisdiction in which the corporation may do business, and for the specific purpose of building and operating tanning salons. It was not successful in its business venture and ceased operations in November 1995.

For a brief period beginning in February of 1996, management determined to explore the prospect of using the Company as a vehicle to enter into the investor relations/marketing business. Two new directors with experience in that business were appointed, and minimal business activity in that field was conducted. However, by February of 1997, the new directors resigned and this business was also abandoned without having acquired any assets or achieving any operating revenues. The Company once again became inactive at this time.

In October of 1999, the sole remaining director determined to reactivate the Company. He established a new bank account for the Company and made a modest cash deposit with which to bring it current with its state filing requirements. He has adopted a resolution to take all measures reasonably necessary to cause the Company to enter into the business of real estate development.

The Company

Shoreside intends to engage in the purchase, sale, rental and leasing of single and multi-family residential properties and to purchase raw land on which to install required improvements and build various residential housing units. The market the Company intends to serve is the general residential real estate market in Salt Lake and surrounding counties, Utah. We intend to purchase, sell and lease residential properties through licensed real estate agents and brokers and to build housing units using licensed general contractors and sub-contractors.

Competition

The real estate business in Utah is highly competitive. Literally hundreds of national, regional and local companies are actively engaged in real estate development in Salt Lake County and Park City, Summit County, Utah, the two areas in which Shoreside operates. Both communities have sustained rapid growth during the last five or more years with corresponding growth in the residential housing market. The individuals and corporations who are, and will be in direct competition for the residential housing dollars spent in the Company's areas of operation are far better financed, more experienced, have more expertise and more experienced agents and sales people, and are, generally, far superior in their capabilities than Shoreside. While it is not projected that the present growth in this market will persist into the next fiscal year, management believes that the very modest scope of its presently projected operations will permit it to buy and sell residential properties, and build new homes at a reasonable profit.

Effect of Existing or Probable Governmental regulations on the Business

Shoreside will, in its real estate development and sale activities, be required to comply with numerous zoning and construction codes. However, the Company does not anticipate that these regulations will have a significant effect on its operations aside from delays and expenditures which may be required to comply with them.

Number of employees

At this time the Company presently has no employees. All services which are presently being performed on behalf of the Company are being rendered by Harvey Carmichael, the Company's president.

Item 2. Description of Property.

Shoreside Investments, Inc. presently owns equity interests in one real property, a single unit in the Gambler Condominiums located in Park City, Utah approximately .6 mile from the lifts at the Park City Ski Resort and approximately .9 mile from the Deer Valley ski resort. The Canyons, a third major ski resort is located less than two miles from the unit. The following description is derived from a state certified appraisal of the property:

The unit is a two story, five room condominium unit containing approximately 1500 square feet. It contains two bedrooms, three full bathrooms, full kitchen and sitting room. Amenities include a jetted tub, fireplace, washer/dryer, cable TV/VCR/Stereo and a central hot tub. The exterior features a deck, patio and porch with wood/stone construction.

The Gambler unit is rented on a nightly basis through High Mountain Properties, a property management concern located in Park City at a rate of approximately $350 per night. The average rental/occupancy rate for these units approximately six nights per month from November through February, with rentals decreasing through March and April. This property was acquired in June 2000 in exchange for 200,000 common shares of Shoreside common stock. The property is carried on the Company's balance sheet at $170,231, a value not in excess of the historical cost to the original owner. In connection with the acquisition, Shoreside assumed a note payable with a balance of $121,864 and $183 in property taxes. The underlying 30 year note carries monthly payments of $837.

The Company previously also held an interest in a building lot located in Draper, Utah which it had acquired in June, 2000 in exchange for 50,000 Shoreside common shares. During October 2001, the Company exchanged the Draper building lot for 50,000 shares of the Company stock. The shares were subsequently cancelled.

Shoreside maintains limited office space provided free of charge by the company's director.

Item 3. Legal Proceedings.

No legal proceedings are threatened or pending against the Company or any of its officers or directors. Further, none of the Company's officers or directors or affiliates of the Company are parties against the Company or have any material interests in actions that are adverse to the Company's interests.

Item 4. Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

As of March 28, 2002, the Company had 34 shareholders holding 1,200,000 shares of common stock. Of the issued and outstanding common stock, 975,000 shares are restricted stock as that term is used in Rule 144.

The Company has not paid, nor declared, any dividends since its inception and does not intend to declare any such dividends in the foreseeable future. There is not currently any public market for the Company's securities.

Item 6. Management's Discussion and Analysis or Plan of Operation.

Results of Operations for the periods ended December 31, 2001 and December 31, 2000

For the period ended December 31, 2001, the Company had revenue of $7,001 in rental income. The company did not generate any revenue during the period ending December 31, 2000. Expenses for the year ended December 31, 2001 were $36,594 consisting of $10,843 in general and administrative costs, $5,180 in depreciation expenses, $7,653 in property expenses, $12,818 in property interest and $100 in franchise tax. Expenses for the year ended December 31, 2000 were $21,224 consisting of $7,286 in general and administrative costs, $2,589 in depreciation expenses, $4,841 in property expenses, $6,408 in property interest and $100 in franchise tax. It is anticipated that expenses will stabilize as the Company focuses its attention on developing more income producing properties.

Total assets for the period ended December 31, 2001 amounted to $174,876. Assets consisted of $2,093 in cash, $469 in prepaid expenses, and $170,231 in real estate. For the period ended December 31, 2000, assets totaled $259,508 consisting of $7,063 in cash, $334 in prepaid expenses, and $252,111 in real estate. The reduction in assets for the year 2001 is a result of the company divesting itself of a building lot valued at $76,700.

Item 7. Financial Statements.

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 8.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

The following table sets forth the name, age, position and office term of each executive officer and director of the Company.
Name	Age	Positions	Since
Harvey Carmichael	28	Director, President, Secretary/Treasurer	February 1995

Set forth below is certain biographical information regarding the Company's executive officer and director:

Harvey Carmichael, Director: Mr. Carmichael has been employed as a loan officer at Intermountain Mortgage, Inc. in Park City, Utah since 1995. His duties involve the origination and closing of first and second residential mortgages. He was educated in Tennessee and Utah and holds a GED high school equivalency certificate. Other than his professional training he has had no post high school education.

Other Reporting Company Activities: Mr. Carmichael is not an officer or director of any other reporting companies. He is an affiliate by share holdings in the following issuer, which is subject to the reporting requirements of Section 13 of the Securities Exchange Act of 1934 by reason of having filed a registration statement under the Securities Act of 1933 on Form SB-2 which has not yet become effective. He is the owner of 500,000 common shares of Paradise Resorts and Rentals, Inc. constituting 25.0% of the outstanding common shares of Paradise.

Item 10. Executive Compensation

The Company's officer and director does not receive any compensation for services rendered to the Company, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth as of March 28, 2002, the number and percentage of the 1,200,000 shares of outstanding common stock which, according to the information supplied to the Company, were beneficially owned by (i) each person who is currently a director of the Company, (ii) each executive officer, (iii) all current directors and executive officers of the Company as a group and (iv) each person who, to the knowledge of the Company, is the beneficial owner of more than 5% of the outstanding common stock. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.

Title of Class	Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership	Percentage of Class
Common	Harvey Carmichael (1) 3445 East Oakview Drive Salt Lake City, UT 84124	275,000	22.92%
Common	Rob Karz 2436 Aspen Springs Park City, UT 84060	135,000	11.25%
Common	Joe Thomas 3791 E. Adonis Drive Salt Lake City, UT 84124	190,000	15.83%
Common	Officers, Directors and Nominees as a Group: 1 persons	275,000	22.92%

(1) Officer and/or director.

Item 12. Certain Relationships and Related Transactions.

Mr. Carmichael is providing free office space to the Company; the free rent has been determined to have only nominal value. The Company has no employees. As of December 31, 2001 and 2000 no compensation has been paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value.

Certain stockholders have advanced money to the Company to pay operating expenses. The advances will be repaid when the Company is able to do so based on future operations and cash flow requirements.

Item 13. Exhibits and Reports on Form 8-K.

Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended December 31, 2001.

Exhibits

None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHORESIDE INVESTMENTS, INC.

Date: March 28, 2002 By: /s/ Harvey Carmichael

Harvey Carmichael

President, Secretary &Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 28, 2002 By: /s/ Harvey Carmichael

Harvey Carmichael

Director

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

Independent Auditor's Report

Board of Directors

SHORESIDE INVESTMENTS, INC.

I have audited the accompanying balance sheets of Shoreside Investments, Inc. (A development stage company) as of December 31, 2001, and 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2001, and 2000, and from inception (February 8, 1995) to December 31, 2001. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoreside Investments, Inc. (A development stage company) at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000, and from Inception (February 8, 1995) to December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed on Notes 1 and 5, the Company has been in the development stage since its inception on February 8, 1995. The Company has limited operating capital with current liabilities exceeding current assets by $14,864, and has limited operations. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.

/s/ David T. Thomson, P.C.

Salt Lake City, Utah

February 26, 2002

SHORESIDE INVESTMENTS, INC.
(A Development Stage Company)
BALANCE SHEETS
ASSETS	December 31,	December 31,
	2001	2000

CURRENT ASSETS:
Cash	$ 2,093	$ 7,063
Rent receivable	2,083	-
Prepaid expenses	469	334
	_________________	_________________
Total Current Assets	4,645	7,397

PROPERTY
Building lot	-	76,700
Condominium, less depreciation of $7,769 and $2,589	170,231	175,411
	_________________	_________________
Total Property	170,231	252,111
	_________________	_________________
TOTAL ASSETS	$ 174,876	$ 259,508
	===============	===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ -	$ 497
Franchise taxes payable	100	100
Advances from stockholders	16,305	7,205
Other accrued liabilities	1,034	5,279
Notes payable - current portion	2,070	51,790
	_________________	_________________
Total Current Liabilities	19,509	64,871

NONCURRENT LIABILITIES
Notes payable - less current portion	116,938	119,008

STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value; 10,000,000 shares authorized; 1,200,000, and 1,250,000 shares issued and outstanding respectively	1,200	1,250
Additional paid-in capital	93,147	100,704
Deficit accumulated during the development stage	(55,918)	(26,325)
	_________________	_________________
Total Stockholders' Equity (Deficit)	38,429	75,629
	_________________	_________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 174,876	$ 259,508
	===============	===============

The accompanying notes are an integral part of these financial statements.

SHORESIDE INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
	For The	For The	Cumulative
	Year Ended	Year Ended	During The
	December 31,	December 31,	Development
	2001	2000	Stage

REVENUE
Rent income	$ 7,001	$ -	$ 7,001

EXPENSES:
General and administrative	10,843	7,286	22,536
Depreciation expense	5,180	2,589	7,769
Property expenses	7,653	4,841	12,494
Property interest	12,818	6,408	19,226
Franchise tax expense	100	100	894
	_________________	_________________	_________________
Total Expenses	36,594	21,224	62,919
	_________________	_________________	_________________
NET (LOSS) BEFORE TAXES	(29,593)	(21,224)	(55,918)

Provision for income taxes	-	-	-
	_________________	_________________	_________________
NET (LOSS)	$ (29,593)	$ (21,224)	$ (55,918)
	===============	===============	===============
EARNINGS (LOSS) PER SHARE	$ (0.02)	$ (0.02)	$ (0.06)
	===============	===============	===============
WEIGHTED AVERAGE SHARES OUTSTANDING	1,239,583	1,250,000	990,664
	===============	===============	===============

The accompanying notes are an integral part of these financial statements.

SHORESIDE INVESTMENTS, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY
	Capital Stock		Additional Paid-in Capital	Deficit Accumulated During The Development Stage	Total
	Shares	Amount
BALANCE, February 8, 1995 (Inception)	$ -	$ -	$ -	$ -	$ -
Shares issued to individual for cash at $.001 per share, April 1995	275,000	275	-	-	275
Stock issued to various individuals at $.005 per share, July 1995	725,000	725	2,900	-	3,625
Net income (loss) from inception to December 31, 1995	-	-	-	(4,056)	(4,056)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 1995	1,000,000	1,000	2,900	(4,056)	(156)
Net income (loss) for the year	-	-	-	(148)	(148)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31,1996	1,000,000	1,000	2,900	(4,204)	(304)
Net income (loss) for the year	-	-	-	(120)	(120)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 1997	1,000,000	1,000	2,900	(4,324)	(424)
Capital contributed by officer and stockholder	-	-	474	-	474
Net income (loss) for the year	-	-	-	(170)	(170)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 1998	1,000,000	1,000	3,374	(4,494)	(120)
Capital contributed by offer and stockholder	-	-	5,000	-	5,000
Net income (loss) for the year	-	-	-	(607)	(607)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 1999	1,000,000	1,000	8,374	(5,101)	4,273
Shares issued for the net value of a condominium at an approximate price per share of $.282, June 2000	200,000	200	56,119	-	56,319
Shares issued for the net value of a building lot at an approximate price per share of $.425, June 2000	50,000	50	21,211	-	21,261
Capital contributed by officer and stockholder during the year	-	-	15,000	-	15,000
Net income (loss) for the year	-	-	-	(21,224)	(21,224)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 2000	1,250,000	1,250	100,704	(26,325)	75,629
Stockholder shares returned and cancelled in exchange for net value of a building lot, October 2001	(50,000)	(50)	(21,057)	-	(21,107)
Capital contributed by officer and stockholder during the year	-	-	13,500	-	13,500
Net income (loss) for the year	-	-	-	(29,593)	(29,593)
	_____________	_____________	_____________	_____________	_____________
BALANCE, December 31, 2001	1,200,000	$ 1,200	$ 93,147	$ (55,918)	$ 38,429
	===========	============	============	============	============

The accompanying notes are an integral part of these financial statements.

SHORESIDE INVESTMENTS, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
	For The	For The	Cumulative
	Year Ended	Year Ended	During The
	December 31,	December 31,	Development
	2001	2000	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (29,593)	$ (21,224)	$ (55,918)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,180	2,589	7,769
Taxes reduced on disposal of building lot	1,244	-	6,523
Changes in assets and liabilities
Rent receivable	(2,083)	-	(2,083)
Prepaid expenses	(135)	(334)	(469)
Accounts payable	(497)	121	-
Franchise tax payable	-	-	100
Other accrued liabilities	1,034	5,279	1,034
	_____________	_____________	_____________
Net cash used in operating activities	(24,850)	(13,569)	(43,044)

CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	3,900
Officer or stockholder's payments (advances)	9,100	10,735	16,305
Notes payments	(2,730)	(6,322)	(9,052)
Capital contributed by stockholder	13,500	15,000	33,974
	_____________	_____________	_____________
Net cash provided by financing activities	19,870	19,413	45,127
	_____________	_____________	_____________
NET INCREASE (DECREASE) IN CASH	(4,980)	5,844	2,083
CASH AT BEGINNING PERIOD	7,063	1,219	-
	_____________	_____________	_____________
CASH AT END OF PERIOD	$ 2,083	$ 7,063	$ 2,083
	============	============	============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest expense	$ 12,818	$ 6,408	$ 19,226
Income taxes	$ -	$ -	$ -

SUPPLEMENTAL NONCASH TRANSACTIONS
Common stock issued (canceled) to acquire or dispose of property net of property taxes	$ (70,167)	$ 250,480	$ 180,158
Assumption (reduction) of debt associated with the property acquisition or disposal	$ (49,061)	$ 172,900	$ 123,839

The accompanying notes are an integral part of these financial statements.

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization - Shoreside Investments, Inc. (the Company) was organized under the laws of the State of Utah on February 8, 1995 as Sun Seekers, Corp. and elected a fiscal year end of December 31st. The Company was formed for the purpose of owning and operating tanning salons. The tanning salon business was never commenced and the Company was dormant until February 1996. The Company changed its name to Shoreside Investments, Inc. on February 2, 1996 and decided to become a marketing company. The Company ran its marketing business until February 1997 with very little activity. From that date until October 1999, the Company was dormant. During November 1999, the Company was capitalized by a $5,000 cash contribution. The money was used to pay expenses and to provide operating capital. The Company is currently in the real estate development and management business. The Company has not commenced planned principle operations and is considered a development stage company as defined in SFAS No. 7. All of its revenue in 2001 was from rental fees from a condominium located in Park City, Utah.

Net Earnings Per Share - The computation of net income (loss) per share of common stock is based on the weighted average number of shares outstanding during the period presented.

Income Taxes - Due to losses at December 31, 2000 and 1999, no provision for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Depreciation - The cost of the condominium will be depreciated over its estimated useful life. Depreciation will be computed on the straight-line method over a life of 27.5 years for financial reporting purposes and for income tax purposes.

NOTE 2 - EQUITY TRANSACTIONS

The Company during April 1995 issued 275,000 of $.001 par value common stock to an individual for $275 in cash. Also, during July certain individuals were sold 725,000 shares of common stock at $.005 per share for $3,625. During 1997, 1999 and from July 2000 through December 2000, $474, $5,000 and $15,000 respectively, was contributed to the Company to pay certain expenses relating to State taxes and to provide operating capital.

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - EQUITY TRANSACTIONS - CONTINUTED

The Company during June 2000 issued 200,000 shares of common stock to two stockholders for a condominium. At the time of the acquisition of the condominium its cost was recorded at a cost not greater than the historical cost to the stockholders' of $178,000. At the same time, the Company also assumed a note payable with a balance of $121,864 associated with the financing of the original purchase of the condominium and a net amount of $183 for property taxes in reserve and accrued. Thus, the net value of the asset acquired was $56,319 or an approximate price per share of $.282.

The Company also during June 2000 issued 50,000 shares of common stock to stockholders for a building lot. At the time of the acquisition of the building lot its cost was recorded at a cost not greater than the historical cost to the stockholder of $76,700. At the same time, the Company also assumed a note payable with a balance of $51,036 associated with the financing of the original purchase of the building lot and an amount of $4,403 for accrued property taxes. Thus, the net value of the asset acquired was $21,261 or an approximate price per share of $.425.

During October 2001, the Company decided to divest its interest in the building lot it acquired in June 2000 and which is explained in the above paragraph. The Company exchanged the building lot net of taxes owed and the associated debt related to the building lot for 50,000 shares of the Company stock. The shares were subsequently cancelled.

NOTE 3 - RELATED PARTY TRANSACTIONS

An officer/stockholder is providing free office space to the Company; the free rent has been determined to have only nominal value. The Company has no employees. As of December 31, 2001 and 2000 no compensation has been paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value.

Certain stockholders have advanced money to the Company to pay operating expenses. The advances will be repaid when the Company is able to do so based on future operations and cash flow requirements.

NOTE 4 - INCOME TAXES

At December 31, 2001 and 2000 the Company had net federal operating losses (NOL) of $59,918 and $26,325, which can be carried forward to offset operating income. The NOL's will expire between the years of 2010 and 2021. Valuation allowances of $9,980 and $3,949 have been established for deferred tax assets associated with the above NOL's for 2001 and 2000. The change in the NOL allowances for 2001 and 2000 was $6,031 and $3,184.

NOTE 5 - GOING CONCERN

The Company has experienced losses of $29,593, and $21,244 for the years ended December 31, 2001 and 2000 respectively, and has experienced losses from its inception. The Company has limited operating capital and limited income. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt.

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - GOING CONCERN - CONTINUED

The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence at least for the next 12 months. Management plans to maintain its filing for corporate existence and to limit expenses to the minimum to remain in existence. This may require additional advances or loans from its stockholders or others. The Company will continue to limit expenses until enough capital has been raised to generate income and operating capital for its real estate development and management activities. Management believes these efforts will maintain the entity as a going concern.

NOTE 6 - NOTES PAYABLE

Note payable consist of the following at December 31, 2001:

Mortgage loan with a mortgage company dated November 1, 1995
Monthly installment payments of $837 for 30 years with an interest rate of 6.75%. Secured by a condominium in Park City, Utah	$ 119,008
_____________
Total notes payable	119,008
Less current portion of debt	(2,070)
_____________
Notes payable - long-term portion	$ 116,938

Current maturities of long-term debt consists of the following:
Year ended December 31,	Amount
2002	$ 2,070
2003	2,215
2004	2,369
2005	2,534
2006 and after	109,820
_____________
$ 119,008

NOTE 7 - GOVERNMENT FILING

During the second quarter of 2002, the Company intends to file a Securities and Exchange filing on Form SB-2 to register the Common Shares of the Company.