Form 10QSB
period 2002-03-31
SHORESIDE INVESTMENTS INC
filed 2002-05-20
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2002

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

(801) 474-0824

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2002: 1,200,000 shares of common stock.

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

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

BALANCE SHEETS

ASSETS
	March 31	December 31,
	2002	2001
	(Unaudited)
CURRENT ASSETS:
Cash	$ 503	$ 2,093
Rent receivable	8,337	2,083
Prepaid expenses	881	469
	_________________	_________________
Total Current Assets	9,721	4,645

PROPERTY
Condominium, less depreciation of $9,064 and $7,769	168,936	170,231
	_________________	_________________
Total Property	168,936	170,231
	_________________	_________________
TOTAL ASSETS	$ 178,657	$ 174,876
	===============	===============
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Accounts payable	$ -	$ -
Franchise taxes payable	100	100
Advances from stockholders	19,227	16,305
Other accrued liabilities	437	1,034
Notes payable - current portion	2,106	2,070
	_________________	_________________
Total Current Liabilities	21,870	19,509
	_________________	_________________
NONCURRENT LIABILITIES
Notes payable - less current portion	116,398	116,938
	_________________	_________________
STOCKHOLDERS' EQUITY (DEFICIT):
Common stock, $.001 par value; 10,000,000 shares authorized; 1,200,000, and 1,200,000 shares issued and outstanding respectively	1,200	1,200
Additional paid-in capital	97,147	93,147
Deficit accumulated during the development stage	(57,958)	(55,918)
	_________________	_________________
Total Stockholders' Equity (Deficit)	40,389	38,429
	_________________	_________________
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 178,657	$ 174,876
	===============	================

The accompanying notes are an integral part of these financial statements

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)
	For The	For The
	Three Months	Three Months	Cumulative
	Ended	Ended	During The
	March 31,	March 31,	Development
	2002	2001	Stage
REVENUE
Rent income	$ 11,771	$ 5,233	$ 18,772
	_________________	_________________	_________________
EXPENSES:
General and administrative	3,216	3,124	25,752
Depreciation expense	1,295	1,295	9,064
Property expenses	7,295	1,494	19,789
Property interest	2,005	3,903	21,231
Franchise tax expense	-	-	894
	_________________	_________________	_________________
Total Expenses	13,811	9,816	76,730
	_________________	_________________	_________________
NET (LOSS) BEFORE TAXES	(2,040)	(4,583)	(57,958)

Provision for income taxes	-	-
	_________________	_________________	_________________
NET (LOSS)	$ (2,040)	$ (4,583)	$ (57,958)
	===============	===============	===============
EARNINGS (LOSS) PER SHARE	$ (0.00)	$ (0.00)	$ (0.06)
	===============	===============	===============
WEIGHTED AVERAGE SHARES OUTSTANDING	1,200,000	1,250,000	1,036,012
	===============	===============	===============

The accompanying notes are an integral part of these financial statements

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	For The	For The
	Three Months	Three Months	Cumulative
	Ended	Ended	During The
	March 31,	March 31,	Development
	2002	2001	Stage
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,040)	$ (4,583)	$ (57,958)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,295	1,295	9,064
Taxes reduced on disposal of building lot	-	-	6,533
Changes in assets and liabilities
Rent receivable	(6,254)	-	(8,337)
Prepaid expenses	(412)	(490)	(881)
Accounts payable	-	201	-
Franchise tax payable	-	-	100
Other accrued liabilities	(597)	122	437
	_________________	_________________	_________________
Net cash used in operating activities	(8,008)	(3,455)	(51,042)
	_________________	_________________	_________________
CASH FLOWS FROM INVESTING ACTIVITIES:	-	-	-
	_________________	_________________	_________________
CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	3,900
Officer or stockholder's payments (advances)	2,922	-	19,227
Notes payments	(504)	(471)	(9,556)
Capital contributed by stockholder	4,000	-	37,974
	_________________	_________________	_________________
Net cash provided by financing activities	6,418	(471)	51,545
	_________________	_________________	_________________
NET INCREASE (DECREASE) IN CASH	(1,590)	(3,926)	503

CASH AT BEGINNING PERIOD	2,093	7,063	-
	_________________	_________________	_________________
CASH AT END OF PERIOD	$ 503	$ 3,137	$ 503
	===============	===============	===============
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest expense	$ 2,005	$ 3,903	$ 21,231
	===============	===============	===============
Income taxes	$ -	$ -	$ -
	===============	===============	===============
SUPPLEMENTAL NONCASH TRANSACTIONS
Common stock issued (cancelled) to acquire or dispose of property - net of property taxes	$ -	$ -	$ 180,158
	===============	===============	===============
Assumption (reduction) of debt associated with the property acquisition or disposal	$ -	$ -	$ 123,839
	===============	===============	===============

The accompanying notes are an integral part of these financial statements

SHORESIDE INVESTMENTS, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The Company without audit has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2002 and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONTRIBUTED CAPITAL - OFFICER AND STOCKHOLDER

During the three months ended March 31, 2002, an officer and stockholder contributed $4,000 to the Company as additional paid-in capital, which was used for operating capital.

NOTE 3 - EQUITY TRANSACTION

During October 2001, pursuant to a unanimous consent of the Board of Directors of the Company, a quit claim deed was executed deeding to a shareholder, the Draper Building lot located a 12229 South Kodiak Court, Draper, Utah, in exchange for the 50,000 shares originally issued to the shareholder on June 27, 2000 for the lot with such shares being cancelled and returned to the authorized but unissued shares of the Company.

NOTE 4 - FILING WITH THE SECURITIES AND EXCHANGE COMMISSION

During the second quarter of 2002, the Company intends to file a Securities and Exchange Commission filing on Form SB-2 to register the Common Shares of the Company.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION

Forward-Looking Statement Notice

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the "Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Description of Business

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

The Company

Shoreside intends to engage in the rental and leasing of vacation and resort properties. Shoreside Investments, Inc. presently owns equity interests in one real property, a single unit in the Gambler Condominiums located in Park City, Utah approximately .6 mile from the lifts at the Park City Ski Resort and approximately .9 mile from the Deer Valley ski resort. The Canyons, a third major ski resort is located less than two miles from the unit.

The Gambler unit is rented on a nightly basis through High Mountain Properties, a property management concern located in Park City at a rate of approximately $350 per night. The average rental/occupancy rate for these units is approximately six nights per month from November through February, with rentals decreasing through March and April.

Results of Operations

Three Month periods Ended March 31, 2002 and 2001

The Company had revenue from continuing operations for the three-month periods ended March 31, 2002 and 2001 of $11,771 and $5,233, respectively.

General and administrative expenses for the three month periods ended March 31, 2002 and 2001 consisted of general corporate administration, legal and professional expenses, accounting and auditing costs and property expenses, depreciation expense and property interest. These expenses were $13,811 and $9,816 for the three-month periods ended March 31, 2002 and 2001, respectively.

As a result of the foregoing factors, the Company realized a net loss of $2,040 for the three months ended March 31, 2002, as compared to a net loss of $4,583 for the same period in 2001.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash on hand of $503, rent receivable of $8,337 and prepaid expenses of $881 for total current assets of $9,721. As of December 31, 2001, the Company had $2,093 cash on hand, $2,083 in rent receivable and $469 in prepaid expenses for total current assets of $4,645.

Property assets for the three months ended March 31, 2002 consisted of $168,936 for the condominium compared to $174,876 for the condominium as of December 31, 2001. The difference in value was due to depreciation of the rental property.

Total assets for the period ended March 31, 2002 was $178,657 compared to $174,876 as of December 31, 2001.

As of March 31, 2002, the Company had total current liabilities of $21,870 consisting of $19,227 in advances from stockholders, $437 in other accrued liabilities, $100 in franchise taxes payable and $2,106 in notes payable - current portion. At December 31, 2001, the total current liabilities were $19,509 consisting of $16,305 in advances from stockholders, $1,034 in other accrued liabilities, $100 in franchise taxes payable and $2,070 in notes payable - current portion.

Noncurrent liabilities at March 31, 2002 were $116,398 in notes payable - less current portion compared to $11,6,938 at December 31, 2001.

Total stockholders' equity as of March 31, 2002 was $40,389 compared to $38,429 at December 31, 2001.

During the three months ended March 31, 2002, an officer and stockholder contributed $4,000 to the Company as additional paid-in capital, which was used for operating capital.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

Reports on Form 8-K: No reports on Form 8-K were filed by the Company during the quarter ended March 31, 2002.

Exhibits: None

SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHORESIDE INVESTMENTS, INC.

Date: May 18, 2002 By: /s/ Harvey Carmichael

Harvey Carmichael

President, Secretary and Treasurer