Form 10QSB
period 2002-06-30
SHORESIDE INVESTMENTS INC
filed 2002-08-19
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2002

     [    ]    TRANSITION  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF  THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  transition  period  from     to

                          Commission File No. 000-32349
                           SHORESIDE INVESTMENTS, INC.
        (Exact name of small business issuer as specified in its charter)

                    UTAH                             87-0535456
     (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

                       3191 SOUTH VALLEY STREET, SUITE 201
                            SALT LAKE CITY, UT 84109
                    (Address of principal executive offices)

                                 (801) 474-0824
                           (Issuer's telephone number)

                                 NOT APPLICABLE
                            (Former name and address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of June 30, 2002: 1,200,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                          SHORESIDE INVESTMENTS, INC.

                                      INDEX

                                                                         Page
PART I..  Financial Information

          Item I.  Condensed Unaudited Financial Statements                 3

          Condensed Unaudited Balance Sheets - June 30, 2002 and
          December 31, 2001                                                 4

          Condensed Unaudited Statements of Operations for the Three
          Months and Six Months Ended June 30, 2002 and 2001, and for
          the Period from February 8, 1995 (Inception) to June 30, 2002     5

          Condensed Unaudited Statements of Cash Flows for the Six
          Months Ended June 30, 2002 and 2001, and from the Period from
          February 8, 1995 (Inception) to June 30, 2002                     6

          Notes to Condensed Unaudited Financial Statements                 7

          Item 2.  Management's Discussion and Analysis of Financia
          l Condition or Plan of Operation                                  9

PART II.  Other Information

          Item 5.  Subsequent Event                                        11

          Item 6.  Exhibits and Reports on Form 8-K                        11

          Signatures                                                       11

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


                             SHORESIDE INVESTMENTS, INC.
                            (A DEVELOPMENT STAGE COMPANY)
                                    BALANCE SHEETS

                                        ASSETS

                                                             June 30,      December 31,
                                                               2002          2001
                                                            ------------  ----------
                                                            (UNAUDITED)
CURRENT ASSETS:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $     3,164   $  2,093
     Rent receivable . . . . . . . . . . . . . . . . . . .        3,659      2,083
     Prepaid expenses. . . . . . . . . . . . . . . . . . .        1,324        469
                                                            ------------  ---------

             Total Current Assets. . . . . . . . . . . . .        8,147      4,645
                                                            ------------  ---------

PROPERTY
     Condominium, less depreciation of $10,359 and $7,769.      167,641    170,231
                                                            ------------  ---------

            Total Property . . . . . . . . . . . . . . . .      167,641    170,231
                                                            ------------  ---------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $   175,788   $174,876
                                                            ============  =========


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . .  $         -   $      -
     Franchise taxes payable . . . . . . . . . . . . . . .            -        100
     Advances from stockholders. . . . . . . . . . . . . .       16,975     16,305
     Other accrued liabilities . . . . . . . . . . . . . .       10,947      1,034
     Notes payable - current portion . . . . . . . . . . .        1,148      2,070
                                                            ------------  ---------

             Total Current Liabilities . . . . . . . . . .       29,070     19,509
                                                            ------------  ---------

NONCURRENT LIABILITIES
     Notes payable - less current portion. . . . . . . . .      119,852    116,938
                                                            ------------  ---------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 1,200,000, and 1,200,000 shares
         issued and outstanding respectively . . . . . . .        1,200      1,200
     Additional paid-in capital. . . . . . . . . . . . . .      105,147     93,147
     Deficit accumulated during the development stage. . .      (79,481)   (55,918)
                                                            ------------  ---------

          Total Stockholders' Equity (Deficit) . . . . . .       26,866     38,429
                                                            ------------  ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $   175,788   $174,876
                                                            ============  =========

See  notes  to  financial  statements


                                        STATEMENTS OF OPERATIONS
                                              (UNAUDITED)


                                    For The     For The       For The      For The
                                  Three Months  Three Months  Six Months  Six Months   Cumulative
                                    Ended        Ended         Ended         Ended        During The
                                    June 30,    June 30,      June 30,     June 30,     Development
                                     2002        2001           2002        2001         Stage
                                  ----------  ------------  -------------  -----------  ------------
REVENUE
     Rent income . . . . . . . .  $        -   $        -   $   11,771     $    5,233   $   18,772
                                  -----------  -----------  -------------  -----------  -----------

EXPENSES:
     General and administrative.      13,081        1,266       16,297        4,390       38,833
     Depreciation expense. . . .       1,295        1,295        2,590        2,590       10,359
     Property expenses . . . . .       4,439        2,719       11,734        4,213       24,228
     Property interest . . . . .       2,708        3,512        4,713        7,415       23,939
     Franchise tax expense . . .           -            -            -            -          894
                                  -----------  -----------  -------------  -----------  -----------

          Total Expenses . . . .      21,523        8,792       35,334       18,608       98,253
                                  -----------  -----------  -------------  -----------  -----------

NET (LOSS) BEFORE TAXES. . . . .     (21,523)      (8,792)     (23,563)     (13,375)     (79,481)

     Provision for income taxes.           -            -            -            -            -
                                  -----------  -----------  -------------  -----------  -----------

NET (LOSS) . . . . . . . . . . .  $  (21,523)  $   (8,792)  $  (23,563)    $  (13,375)  $  (79,481)
                                  ===========  ===========  ===========    ===========  ===========

EARNINGS (LOSS) PER SHARE. . . .  $    (0.02)  $    (0.01)  $    (0.02)    $    (0.01)  $    (0.08)
                                  ===========  ===========  ===========    ===========  ===========

WEIGHTED AVERAGE SHARES
OUTSTANDING. . . . . . . . . . .   1,200,000    1,250,000    1,200,000      1,250,000    1,041,667
                                  ===========  ===========  ===========    ===========  ===========

See  notes  to  Financial  Statements


                                  SHORESIDE  INVESTMENTS,  INC.
                                  (A DEVELOPMENT STAGE COMPANY)
                                     STATEMENTS OF CASH FLOWS
                                           (UNAUDITED)

                                                         For The     For The
                                                         Six Months  Six Months  Cumulative
                                                         Ended       Ended       During The
                                                         June30,     June 30,    Development
                                                         2002        2001        Stage
                                                         ----------  ----------  -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . .  $(23,563)   $(13,375)   $(79,481)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation. . . . . . . . . . . . . . . . .     2,590        2,590     10,359
          Taxes reduced on disposal of building lot . .         -            -      6,533
          Changes in assets and liabilities
               Rent receivable. . . . . . . . . . . . .    (1,576)           -     (3,659)
               Prepaid expenses . . . . . . . . . . . .      (855)      (3,928)    (1,324)
               Accounts payable . . . . . . . . . . . .         -         (497)         -
               Franchise tax payable. . . . . . . . . .      (100)        (100)         -
               Other accrued liabilities. . . . . . . .     9,913        2,199     10,947
                                                         ----------  ----------  -----------

             Net cash used in operating activities. . .   (13,591)   (  13,111)   (56,625)
                                                         ----------  ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . .         -            -          -
                                                         ----------  ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock . . . . . . . . . . . . . . .         -            -      3,900
     Officer or stockholder's (payments) advances - net       670        2,948     16,975
     Notes (payments) receipts. . . . . . . . . . . . .     1,992       (1,238)    (7,060)
     Capital contributed by stockholder . . . . . . . .    12,000        5,000     45,974
                                                         ----------  ----------  -----------

             Net cash provided by financing activities.    14,662        6,710     59,789
                                                         ----------  ----------  -----------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . .     1,071       (6,401)     3,164

CASH AT BEGINNING PERIOD. . . . . . . . . . . . . . . .     2,093        7,063          -
                                                         ----------  ----------  -----------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . .  $  3,164     $    662   $  3,164
                                                         =========   =========   =========

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense . . . . . . . . . . . . . . . . .  $  4,713     $  7,415   $ 21,991
                                                         =========   =========   =========

     Income taxes . . . . . . . . . . . . . . . . . . .  $      -     $      -   $      -
                                                         =========   =========   =========

SUPPLEMENTAL NONCASH TRANSACTIONS
     Common stock issued to acquire property -
          net of property taxes . . . . . . . . . . . .  $      -     $      -   $180,158
                                                         =========   =========   =========

     Assumption of debt associated with the
          property acquisition. . . . . . . . . . . . .  $      -     $      -   $123,839
                                                         =========   =========   =========

See  notes  to  financial  statements

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

     The Company without audit has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June 30, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.


NOTE  2  -  CONTRIBUTED  CAPITAL  -  OFFICER  AND  STOCKHOLDER

     During the three months ended June 30, 2002, an officer and stockholder contributed $12,000 to the Company as additional paid-in capital, which was used for operating capital.

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

NOTE  4  -  FILING  WITH  THE  SECURITIES  AND  EXCHANGE  COMMISSION

     During the second quarter of 2002, the Company filed with the Securities and Exchange Commission a filing on Form SB-2 to register the Common Shares of the Company.

NOTE  5  -  CONDOMINIUM  REFINANCING

     On June 27, 2002, a shareholder completed a refinance of the condominium. The cost of the refinance was $1,053, which was paid by the Company. The new loan is a 5/6 libor arm. The interest rate is fixed at 6.375% for 5 years and then the loan changes to an adjustable rate mortgage for the remaining 25 years of the loan. There is no balloon payment due on the loan. The loan is secured by the Condominium. The amortization term is 30 years. The refinance was done in the name of the shareholder and the loan was assigned to the Company. The Company will make the monthly payments, which total $887.21. The principal and interest portion of the payments is $754.88 and the escrow portion is $132.33. The payments are due on the first of each month. The principal maturities over the next five years from 2003 to 2007 are $1,148, $1,460, $1,556, $1,658 and $1,767 respectively.

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE  6  -  CHANGE  IN  MANAGEMENT

     Subsequent to the end of the quarter the Company had a change in management. Harvey Carmichael the old President and member of the Board of Directors of the Company resigned and Robert M. Karz was appointed to the Board of Directors and as President, Treasurer and Secretary of the Company.

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

On May 22, 2002, the Company filed a Form SB-2 with the Securities and Exchange Commission authorizing the sale of up to 12,000,000 shares of Common Stock. As of the date of this report, the offering has not become effective.

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

THREE  MONTH  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2002  AND  2001

During the six months ended June 30, 2002 the Company had revenue of $11,771 and during the six months ended June 30, 2001 the Company had revenue of $5,233. The Company had no revenue from continuing operations for the three month periods ended June 30, 2002 and 2001. Higher revenues during the sixth month periods reflect income from condominium rentals during the ski season. Higher revenue during 2002 was likely due to increased demand for rental properties during the 2002 Winter Olympics.

General and administrative expenses for the three month periods ended June 30, 2002 and 2001, consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. The Company also had property expenses relating to maintenance and depreciation. Total expenses were $21,523 and $8,792 for the three month periods ended June 30, 2002 and 2001, respectively. For the six month periods ended June 30, 2002 and 2001, total expenses were $35,334 and $18,608 respectively. Higher expenses in 2002 were due to professional fees associated with preparing an SB-2 registration statement during the second quarter of 2002.

As a result of the foregoing factors, the Company realized a net loss of $21,523 for the three months ended June 30, 2002, and with overall net loss of $23,563 for the six months ended June 30, 2002. For the three and six month periods ended June 30, 2001, the Company realized net losses of $8,792 and $13,375, respectively.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company had cash in hand of $3,164. The Company also had rents receivable of $3,659 and prepaid expenses of $1,324 for total current assets of $8,147. For the same period, the Company had property assets of $167,641 for the condominium resulting in total assets of $175,788. For the year ended December 31, 2001, the Company had total current assets of $4,645 consisting of $2,093 cash, $2,803 rents receivable and $469 in prepaid expenses. The value of the condominium at December 31, 2001 was $170,231. As a result, total assets at December 31, 2001 were $174,869.

Management believes that the Company has sufficient cash and short-term investments to meet the anticipated needs of the Company's operations through at least the next 12 months. However, there can be no assurances to that effect, as the Company has no significant revenues and the Company's need for capital may change dramatically if it acquires an interest in a business opportunity during that period. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing. The Company's current operating plan is to (i) handle the administrative and reporting requirements of a public company, and (ii) search for potential businesses, products, technologies and companies for acquisition. At present, the Company has no understandings, commitments or agreements with respect to the acquisition of any business venture, and there can be no assurance that the Company will identify a business venture suitable for acquisition in the future. Further, there can be no assurance that the Company would be successful in consummating any acquisition on favorable terms or that it will be able to profitably manage any business venture it acquires.

                           PART II.  OTHER INFORMATION

ITEM  5.  SUBSEQUENT  EVENT:  CHANGE  OF  DIRECTORS

Subsequent to the date of this report, on August 9, 2002, Harvey Carmichael resigned as President and Director of the Company. Upon Mr. Carmichael's resignation, Mr. Robert M. Karz was appointed to the Company's Board of Directors as President, Secretary and Financial Officer.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION


          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 2002.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              SHORESIDE  INVESTMENTS,  INC.


Date:  Aug  19,  2002         /s/Robert  M.  Karz
                              -----------------------
                              Robert  M.  Karz
                              President,  Secretary  and  Financial  Officer