Form 10QSB
period 2002-09-29
SHORESIDE INVESTMENTS INC
filed 2002-11-14
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  2002

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

                        2029 SIDEWINDER DRIVE, SUITE 200
                               PARK CITY, UT 84060
                    (Address of principal executive offices)

                                 (801) 474-0824
                           (Issuer's telephone number)

                       3191 SOUTH VALLEY STREET, SUITE 201
                            SALT LAKE CITY, UT 84109
                                (Former address)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of September 30, 2002: 1,200,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]


                                  FORM 10-QSB
                          SHORESIDE INVESTMENTS, INC.

                                    INDEX

                                                                         Page
PART I.   Financial Information

          Item I.  Condensed Unaudited Financial Statements                 3

          Condensed Unaudited Balance Sheets - September 30, 2002 and
          December 31, 2001                                                 4

          Condensed Unaudited Statements of Operations for the Three
          Months and Nine Months Ended September 30, 2002 and 2001,
          and for the Period from February 8, 1995 (Inception) to
          September 30, 2002                                                5

          Condensed Unaudited Statements of Cash Flows for the Nine
          Months Ended September 30, 2002 and 2001, and from the Period
          from February 8, 1995 (Inception) to September 30, 2002           6

          Notes to Condensed Unaudited Financial Statements                 7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    9

          Item 3.    Controls and Procedures                               11

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        11

          Signatures                                                       11

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


                                SHORESIDE INVESTMENTS, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                       BALANCE SHEETS

                                           ASSETS

                                                             September 30,    December 31,
                                                                 2002             2001
                                                            ---------------  -------------
                                                             (UNAUDITED)
CURRENT ASSETS:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $        2,053   $       2,093
     Rent receivable . . . . . . . . . . . . . . . . . . .           5,389           2,083
     Prepaid expenses. . . . . . . . . . . . . . . . . . .           1,588             469
                                                            ---------------  --------------

             Total Current Assets. . . . . . . . . . . . .           9,030           4,645
                                                            ---------------  --------------

PROPERTY
     Condominium, less depreciation of $11,654 and $7,769.         166,346         170,231
                                                            ---------------  --------------

            Total Property . . . . . . . . . . . . . . . .         166,346         170,231
                                                            ---------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $      175,376   $     174,876
                                                            ===============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . .  $            -   $           -
     Franchise taxes payable . . . . . . . . . . . . . . .               -             100
     Advances from officer, director and stockholders. . .          19,975          16,305
     Other accrued liabilities . . . . . . . . . . . . . .           5,927           1,034
     Notes payable - current portion . . . . . . . . . . .           1,166           2,070
                                                            ---------------  --------------

             Total Current Liabilities . . . . . . . . . .          27,068          19,509
                                                            ---------------  --------------

NONCURRENT LIABILITIES
     Notes payable - less current portion. . . . . . . . .         119,496         116,938
                                                            ---------------  --------------

STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 1,200,000, and 1,200,000 shares
         issued and outstanding respectively . . . . . . .           1,200           1,200
     Additional paid-in capital. . . . . . . . . . . . . .         111,147          93,147
     Deficit accumulated during the development stage. . .         (83,535)        (55,918)
                                                            ---------------  --------------

          Total Stockholders' Equity . . . . . . . . . . .          28,812          38,429
                                                            ---------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $      175,376   $     174,876
                                                            ===============  ==============


                                            SHORESIDE INVESTMENTS, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                              STATEMENTS OF OPERATIONS
                                                    (UNAUDITED)


                                      For The          For The          For The        For The
                                  Three Months      Three Months      Nine Months     Nine Months      Cumulative
                                      Ended            Ended            Ended           Ended          During The
                                   September 30,    September 30,    September 30,    September 30,    Development
                                       2002             2001             2002             2001            Stage
                                  ---------------  ---------------  ---------------  ---------------  -------------

REVENUE
     Rent income . . . . . . . .  $        3,439   $            -   $       15,210   $        5,233   $     22,211
                                  ---------------  ---------------  ---------------  ---------------  -------------

EXPENSES:
     General and administrative.           1,603            4,297           17,900            8,707         40,436
     Depreciation expense. . . .           1,295            1,295            3,885            3,885         11,654
     Property expenses . . . . .           2,668            4,035           14,402           12,297         26,896
     Property interest . . . . .           1,927            1,367            6,640            4,713         25,866
     Franchise tax expense . . .               -                -                -                -            894
                                  ---------------  ---------------  ---------------  ---------------  -------------

          Total Expenses . . . .           7,493           10,994           42,827           29,602        105,746
                                  ---------------  ---------------  ---------------  ---------------  -------------

NET (LOSS) BEFORE TAXES. . . . .          (4,054)         (10,994)         (27,617)         (24,369)       (83,535)

     Provision for income taxes.               -                -                -                -              -
                                  ---------------  ---------------  ---------------  ---------------  -------------

NET (LOSS) . . . . . . . . . . .  $       (4,054)  $      (10,994)  $      (27,617)  $      (24,369)  $    (83,535)
                                  ===============  ===============  ===============  ===============  =============

EARNINGS (LOSS) PER SHARE. . . .  $        (0.00)  $        (0.01)  $        (0.02)  $        (0.02)  $      (0.08)
                                  ===============  ===============  ===============  ===============  =============

WEIGHTED AVERAGE SHARES
OUTSTANDING. . . . . . . . . . .       1,200,000        1,250,000        1,200,000        1,250,000      1,046,943
                                  ===============  ===============  ===============  ===============  =============



                                       SHORESIDE INVESTMENTS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)

                                  STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                            For The         For The
                                                          Nine Months      Nine Months      Cumulative
                                                             Ended            Ended         During The
                                                          September 30,    September 30,    Development
                                                              2002             2001            Stage
                                                         ---------------  ---------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . .  $      (27,617)  $      (24,369)  $    (83,535)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation. . . . . . . . . . . . . . . . .           3,885            3,885         11,654
          Taxes reduced on disposal of building lot . .               -            6,533
          Changes in assets and liabilities
               Rent receivable. . . . . . . . . . . . .          (3,306)               -         (5,389)
               Prepaid expenses . . . . . . . . . . . .          (1,119)          (1,340)        (1,588)
               Accounts payable . . . . . . . . . . . .               -             (497)             -
               Franchise tax payable. . . . . . . . . .            (100)            (100)             -
               Other accrued liabilities. . . . . . . .           4,893            3,599          5,927
                                                         ---------------  ---------------  -------------

             Net cash used in operating activities. . .         (23,364)         (18,822)       (66,398)
                                                         ---------------  ---------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . .               -                -              -
                                                         ---------------  ---------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock . . . . . . . . . . . . . . .               -                -          3,900
     Officer or stockholder's payments (advances) - net           3,670            5,870         19,975
     Notes (payments) receipts. . . . . . . . . . . . .           1,654           (2,097)        (7,398)
     Capital contributed by stockholder . . . . . . . .          18,000            8,500         51,974
                                                         ---------------  ---------------  -------------

             Net cash provided by financing activities.          23,324           12,273         68,451
                                                         ---------------  ---------------  -------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . .             (40)          (6,549)         2,053

CASH AT BEGINNING PERIOD. . . . . . . . . . . . . . . .           2,093            7,063              -
                                                         ---------------  ---------------  -------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . .  $        2,053   $          514   $      2,053
                                                         ===============  ===============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense . . . . . . . . . . . . . . . . .  $        6,640   $        4,713   $     23,918
                                                         ===============  ===============  =============

     Income taxes . . . . . . . . . . . . . . . . . . .  $            -   $            -   $          -
                                                         ===============  ===============  =============

SUPPLEMENTAL NONCASH TRANSACTIONS
     Common stock issued to acquire property -
          net of property taxes . . . . . . . . . . . .  $            -   $            -   $    180,158
                                                         ===============  ===============  =============

     Assumption of debt associated with the
          property acquisition. . . . . . . . . . . . .  $            -   $            -   $    123,839
                                                         ===============  ===============  =============

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at September 30, 2002 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2001 audited financial statements. The results of operations for the periods ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  CONTRIBUTED  CAPITAL  -  OFFICER  AND  STOCKHOLDER

     During the nine months ended June 30, 2002, the old and new officer of the Company, who were and are stockholders, contributed $18,000 to the Company as additional paid-in capital, which was used for operating capital.

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

     On June 27, 2002, a shareholder completed a refinance of the condominium. The cost of the refinance was $1,053, which was paid by the Company. The new loan is a 5/6 libor arm. The interest rate is fixed at 6.375% for 5 years and then the loan changes to an adjustable rate mortgage for the remaining 25 years of the loan. There is no balloon payment due on the loan. The loan is secured by the Condominium. The amortization term is 30 years. The refinance was done in the name of the shareholder and the loan was assigned to the Company. The Company will make the monthly payments, which total $887.21. The principal and interest portion of the payments is $754.88 and the escrow portion is $132.33. The payments are due on the first of each month. The principal maturities over the next five years from 2003 to 2007 are $1,166, $1,484, $1,581, $1,685 and $1,795 respectively.

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS


NOTE  6  -  CHANGE  IN  MANAGEMENT

     During the third quarter of 2002, the Company had a change in management. Harvey Carmichael the old President and member of the Board of Directors of the Company resigned and Robert M. Karz was appointed to the Board of Directors and as President, Treasurer and Secretary of the Company.

NOTE  7  -  RECLASSIFICATION

     Prior to 2002, the Company reported rental income net of the management fee paid to the outside management company. For 2002 and in the future, the Company will report gross rental income and show the management fee as an expense.

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

DESCRIPTION  OF  BUSINESS

Shoreside Investments, Inc. ("Shoreside" or the "Company") was incorporated under the laws of Utah on February 8, 1995 as Sun Seekers Corp. to engage in any lawful acts not prohibited by the laws of any jurisdiction in which the corporation may do business, and for the specific purpose of building and operating tanning salons. It was not successful in its business venture and ceased operations in the tanning business in November of 1995.

For a brief period beginning in February of 1996, management explored the prospect of using the Company as a vehicle to enter into the investor relations/marketing business. Two new directors with experience in that business were appointed, and minimal business activity in that field was conducted. However, by February of 1997, the new directors resigned and the marketing business was abandoned without having acquired any assets or achieving any operating revenues.

In October of 1999, Mr. Harvey Carmichael, the sole remaining director established a new bank account for the Company and made a modest capital contribution to bring the Company current with its state filing requirements. At that time the Company began exploring entering the business of renting vacation and resort properties. In 2001, the Company acquired a condominium in the ski resort town of Park City, Utah to rent to vacationers. On August 9, 2002, Mr. Carmichael resigned as President and Director of the Company and Mr. Robert M. Karz was appointed to the Company's Board of Directors as President, Secretary and Financial Officer.

On May 22, 2002, the Company filed a Form SB-2 with the Securities and Exchange Commission authorizing the sale of up to 12,000,000 shares of Common Stock. As of the date of this report, the offering has not become effective.

THE  COMPANY

Shoreside engages in renting and leasing vacation and resort properties. Shoreside presently owns one property, a single unit in the Gambler Condominiums located in Park City, Utah approximately .6 mile from the lifts at the Park City Ski Resort and approximately .9 mile from the Deer Valley ski resort. The Canyons, a third major ski resort is located less than two miles from the unit.

The Gambler unit is rented on a nightly basis through High Mountain Properties, an independent property management company located in Park City at a rates ranging from $175 to $430 per night, depending on demand and time of year. The average rental and occupancy rate for our unit is approximately six nights per month during ski season with rentals decreasing through March and April.

THREE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

For the three months ended September 30, 2001, the company did not generate any revenue. By comparison, the company generated $3,439 in revenue during the same period in 2002. Higher revenues in 2002 are due to increased off-season rental income. Expenses for the three months ended September 30, 2002 were $7,493 consisting of $1,603 in general and administrative expenses associated with the Company's reporting requirements, $1,295 in expenses from depreciation, $2,668 in property expenses and $1,927 in property interest. Expenses for the three months ended September 30, 2001 were $10,994 consisting of $4,297 in general and administrative expenses, $1,295 in depreciation, $4,035 in property expenses and $1,367 in property interest. It is expected that operating expenses will remain fairly constant for the immediate future.

As a result of the foregoing factors, the Company realized a net loss of $4,504 during the three months ended September 30, 2002 and a net loss of $10,994 during the comparable period in 2001.

NINE  MONTH  PERIODS  ENDED  SEPTEMBER  30,  2002  AND  2001

During the Nine months ended September 30, 2002 the Company had revenue of $15,210 compared to revenue of $5,223 and during the Nine months ended September 30, 2001. Higher income in the first nine months of 2002 is partially due to increased demand for vacation rental properties in Park City during the 2002 Winter Olympic Games. However, the Company's business plan was not fully implemented during the first nine months of 2001 so there are no comparable figures for a complete year. Consequently, It is too early to tell if the increased income in 2002 is typical for a full ski season or if it is an anomaly.

Total expenses for the first nine months of 2002 and 2001 were $42,827 and $29,602 respectively. General and administrative expenses for the nine months ended September 30, 2002 and 2001 consisted of general corporate administration, legal and professional expenses, and accounting and auditing costs. These expenses were $17,900 in 2002 and $8,707 in 2001. Higher administrative expenses in 2002 were due to professional fees associated with preparing an SB-2 registration statement during the second quarter of 2002.

Property expenses for the first nine months of 2002 and 2001 were relatively constant. For 2002 these expenses consisted of $3,885 in depreciation, $14,402 in property expenses and $6,640 in property interest. By comparison these expenses in the first nine months of 2001 were $3,885 in depreciation, $12,297 in property expenses and $4,713.

As a result of the foregoing, net loss for the nine months ended September 30, 2002 was $27,617 compared to net loss of $24,369 during the same period in 2001.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had total assets of $175,376 consisting of $2,053 cash in hand, $5,389 in rents receivable, prepaid expenses of $1,588 and the condo valued at $166,346 after depreciation. For the same period in 2001, the Company had property assets of $170,231, cash in hand totaling $2,093 with $2,083 in rents receivable and $496 in prepaid expenses resulting in total assets of $174,876.

Management believes that the Company has sufficient cash on hand and rents receivable to meet the Company's anticipated needs through the next 12 months. The Company's current operating plan is to continue renting its condo through High Mountain Properties and to comply with the administrative and reporting requirements of a public company. Should the Company require additional capital, it may take loans from officers, sell equity of the Company or find other forms of debt financing.

ITEM  3.  CONTROLS  AND  PROCEDURES

     Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                       LOCATION

          99.1    Certification of Chief Executive Officer  Attached

          99.2    Certification of Chief Financial Officer  Attached


REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      SHORESIDE  INVESTMENTS,  INC.


Date:  November  13,  2002            /s/Robert  M.  Karz
                                      -----------------------
                                      Robert  M.  Karz
                                      CEO  and  Chief  Financial  Officer