Form 10QSB/A
period 2002-09-30
SHORESIDE INVESTMENTS INC
filed 2003-03-14
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                  FORM 10-QSB/A

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

                                 NOT APPLICABLE
                                (Former address)

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


                                  FORM 10-QSB
                          SHORESIDE INVESTMENTS, INC.

                                      INDEX

                                                                         Page
PART I.                       Financial Information

          Item I.  Condensed Unaudited Financial Statements                 3

          Condensed Unaudited Balance Sheets - September 30, 2002 and
          December 31, 2001                                                 4

          Condensed Unaudited Statements of Operations for the Three
          Months and Nine Months Ended September 30, 2002 and 2001,
          and for the Period from February 8, 1995 (Inception) to
          September 30, 2002                                                5

          Condensed Unaudited Statements of Cash Flows for the Nine
          Months Ended September 30, 2002 and 2001, and from the Period
          from February 8, 1995 (Inception) to September 30, 2002           6

          Notes to Condensed Unaudited Financial Statements                 7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                    9

          Item 3.    Controls and Procedures                               11

PART II.  Other Information

          Item 6.  Exhibits and Reports on Form 8-K                        11

          Signatures                                                       11

          Certification                                                    12

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

                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

EXHIBIT NUMBER  TITLE                                               LOCATION

          99.1  Certification of Chief Executive Officer and Chief  Attached
                Financial Officer pursuant to Section 906 of the Saranes-Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 2002.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              SHORESIDE  INVESTMENTS,  INC.


Date:  March  12,  2003       /s/Robert  M.  Karz
                              -----------------------------------
                              Robert  M.  Karz
                              CEO  and  Chief  Financial  Officer

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert M. Karz, the Chief Executive Officer and Chief Financial Officer of Shoreside Investments, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  quarterly  report  on  Form  10-QSB of the Company;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March  12,  2003                   /s/Robert  M.  Karz
                                   -------------------------
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer