Form 10KSB
period 2002-12-31
SHORESIDE INVESTMENTS INC
filed 2003-04-10
CIK 1117680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB

[  X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE ACT
OF  1934  For  the  Fiscal  Year  ended  December  31,  2002

[   ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXHANGE
ACT  OF  1934  For  the  transition  period  from  _____  to  _____

                       Commission File Number:  333-85460

                           SHORESIDE INVESTMENTS, INC.
           (Name of small business issuer as specified in its charter)

                UTAH                                87-0535456
   (State or other jurisdiction of     (I.R.S. Employer Identification Number)
    incorporation or organization)

                       3191 SOUTH VALLEY STREET, SUITE 201
                            SALT LAKE CITY, UT, 84109
                    (Address of principal executive offices)

                                 (801) 474-0824
                           (Issuer's telephone number)

         Securities registered under Section 12(b) of the Exchange Act:

                                      NONE

         Securities registered under Section 12(g) of the Exchange Act:

                         COMMON STOCK, $0.001 PAR VALUE

Check  whether  the  issuer  (1)  has  filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No
[   ]

On December 31, 2002 the aggregate market value of the voting stock of Shoreside Investments, Inc. held by non-affiliates of the registrant was $-0-. There is currently no public market for the registrant's common stock. Therefore, the aggregate market value of the stock is deemed to be $-0-. At December 31, 2002 there were 1,200,000 shares of common stock of the registrant outstanding, par value $.001.

The  issuer's  revenue  for  its  most  recent  fiscal  year  was:  $18,731.

Documents  Incorporated  by  Reference:  None.

Transitional  Small  Business  Disclosure  Format:  Yes  [   ]  No  [  X  ]



                                           FORM 10-KSB
                                   SHORESIDE INVESTMENTS, INC.
                                              INDEX

                                                                                             Page
PART I .  Item 1.  Description of Business                                                      3

          Item 2.  Description of Property                                                      4

          Item 3.  Legal Proceedings                                                            4

          Item 4.  Submission of Matters to a Vote of Security Holders                          4

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                     4

          Item 6.  Management's Discussion and Analysis or Plan of Operation                    5

          Item 7.  Financial Statements                                                         7

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                                  7

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                                7

          Item 10.  Executive Compensation                                                      8

          Item 11.  Security Ownership of Certain Beneficial Owners and Management              8

          Item 12.  Certain Relationships and Related Transactions                              9

          Item 13.  Exhibits and Reports on Form 8-K                                            9

          Item 14.  Controls and Procedures                                                    10

          Signatures                                                                           10

          Certifications                                                                       11

(Inapplicable  items  have  been  omitted)

                                     PART I


ITEM  1.  DESCRIPTION  OF  BUSINESS

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

GENERAL

Shoreside Investments, Inc. ("Shoreside") was incorporated under the laws of Utah on February 8, 1995 as Sun Seekers Corp. to engage in any lawful acts not prohibited by the laws of any jurisdiction in which the corporation may do business, and for the specific purpose of building and operating tanning salons. We were not successful in our initial business venture and ceased tanning salon operations in November 1995.

For a brief period beginning in February of 1996, management explored the prospect of entering into the investor relations/marketing business. Two new directors with experience in that business were appointed, and minimal business activity in that field was conducted. However, by February of 1997, the new directors resigned and this business was also abandoned without acquiring any assets or achieving any operating revenues.

In October of 1999, our sole remaining director, Mr. Harvey Carmichael, made a capital contribution of $5,000 to establish a new bank account and bring current our state filing requirements. At that time we implemented a new business plan, focusing on renting vacation and resort properties. In June of 2000, we acquired a condominium in Park City, Utah in exchange for 200,000 shares of common stock. We also acquired a vacant lot located in Draper, Utah in exchange for 50,000 Shoreside common shares. Management briefly considered developing the Draper property but abandoned that plan due to our lack of experience in real estate development. In October of 2001, we returned the vacant lot to its original owner and the 50,000 shares that had been issued for the vacant lot were cancelled.

On August 9, 2002, Mr. Carmichael sold his shares of Shoreside common stock and resigned. Subsequently, Mr. Robert Karz was appointed as President, Secretary and Treasurer.

OUR  BUSINESS

We are in the business of renting our condominium to people visiting Park City, Utah. Park City is a ski resort city that received international attention as the location of several events during the 2002 Winter Olympics. Park City is also the home of the United States Ski Team, and hosts Robert Redford's Sundance Film Festival each January. In the summer, Park City hosts several cultural events including the Park City Arts Festival and the Deer Valley Jazz Festival. Park City is conveniently located off U.S. Interstate 80, approximately 45 minutes from Salt Lake International Airport.

Park City is located in Summit County, Utah in the heart of the Wasatch Mountains. According to the Park City Chamber of Commerce, Summit County has the highest per capita income in the State of Utah. It is also one of the fastest growing communities in the United States with a projected growth rate of 3.8% through 2020, more than twice the national average of 1.3%. Summit County hotels, condominiums and vacation homes generated nearly $90,000,000 in taxable rents in 1998, an 11.3% increase over the previous year. Similar increases are anticipated for the foreseeable future. These statistics are available free of charge or at a minimal cost from the Park City Chamber of Commerce or at www.parkcity.org.
-----------------

The Park City area is recognized as a premier winter sports resort destination; the 2002 Ski Magazine readers poll ranked Deer Valley as America's #1 ski resort with Park City Resort ranked #8. Complete national rankings are available at www.skimag.com. Our condo is just a few blocks from the Park City Ski Resort,
--------------
less than a mile from Deer Valley, and within two miles of The Canyons, Park City's largest resort. Our condo is also within walking distance of Park City's Main Street, the site of film festival venues, numerous restaurants, nightclubs, boutiques and shops. Public transportation from Main Street to the surrounding resorts is also available at no charge from 7:30 am to 10:30 pm seven days a week.

OUR  CONTRACT  WITH  HIGH  MOUNTAIN  PROPERTIES

In June of 2000, we contracted with High Mountain Properties, an independent property management service to include our condo unit as a part of their rental pool. High Mountain is based in Park City, Utah and manages several condominiums and resort properties in the Park City area. High Mountain establishes rental rates for our property based on their assessment of rates for comparable properties in the Park City area. Our agreement is for an initial term through April 30, 2003, and it automatically renews on May 1 from year to year until terminated by either party upon 60 days' written notice.

The average occupancy rates for units in the Gambler condominiums during the past two years have been approximately 15 nights per month from December through February with decreasing rentals in March and April. Seasonal demand for our property is reflected by our advertised rental rates which are higher during ski season when demand is highest, and lower in the spring through fall. The present nightly rental rates for our condominium as advertised by High Mountain are as follows:

     -    $175  per  night  from  April  15  to  the  opening  of  ski  season
     - $210 per night from the opening of ski season through December 19 with a three night minimum stay
     - $210 per night from January 5 to January 15 with a three night minimum stay
     - $210 per night from March 23 through April 13 with a three night minimum stay
     - $320 per night from December 20 through December 24 with a three night minimum stay
     - $320 per night from January 16 through March 22 with a three night minimum stay
     - $430 per night from December 25 through January 4 with a seven night minimum stay

These are advertised rates and do not necessarily reflect the actual rate charged. High Mountain reserves the right to adjust the rates in response to demand for rental properties. We rely on High Mountain's expertise and knowledge of the market in setting our rental rates. We believe our rates are competitive and we do not intend to conduct additional research regarding our rates.

Under the terms of our agreement, guests reserve rooms through High Mountain and pay them directly. High Mountain retains 40% of the adjusted gross rentals for nightly and weekly rentals, and 25% of adjusted gross rentals for monthly rentals. High Mountain provides a monthly accounting of adjusted gross rental revenue and expenses and remits net rental income to us with the monthly statement. In addition to renting our property, High Mountain provides housekeeping, security, cleaning and basic maintenance as well as inventory control over items such as bedding, linens, televisions, radios, and kitchenware. We remain liable for all property taxes, utility fees and insurance. As owners of the condominium, we remain free to occupy the unit at no cost or to provide the unit to our guests at no cost or reduced cost provided that High Mountain is notified in advance. Through December 31, 2002 we have not exercised our right to occupy the condo or provide free lodging to guests. Nor do we plan to provide complimentary lodging in the future.

MARKETING  AND  ADVERTISING

Our target market is cost-conscious vacationers, both those who travel to Utah and residents within Utah who are looking for a nearby retreat or a weekend getaway. With the increased interest in Park City due to the recent Winter Olympics, we believe our condo will appeal to these vacationers. A recent search of hotel and condominium availability on www.expedia.com revealed that
                                                   ---------------
hotel and condominium rates in Park City during peak ski season run from approximately $250 to well over $1,000 per night, depending on the level of accommodations provided. We believe our rates are comparable to those charged for similar properties and rely on the expertise of High Mountain Properties in establishing rates that will appeal to our target market.

We believe we can appeal to our target market by providing comfortable, convenient and reasonably priced accommodations. We believe our condo combines many of the comforts of a private home with the amenities of a hotel. Our condo also offers flexibility in vacation planning and budgeting that we believe will appeal to families and cost-conscious travelers. Our condominium has a full kitchen and laundry and provides comfortable accommodations for up to eight people. This should appeal to vacationers who cannot afford or do not want to pay the higher costs for luxury hotels and resorts. For example, by renting a condominium families can save money by preparing their own meals rather than dining out. Our central location is also within walking distance of Park City's Main Street where many restaurants, art galleries, film festival venues, boutiques and nightclubs are located. In addition, Park City provides free bus service from 7:30 am to 10:30 pm, seven days a week, reducing the need for a rental car and associated fuel and parking expenses. The no-fare buses connect Main Street to all of the area ski resorts and to the outlet mall and factory stores located at Kimball Junction.

Although we generate limited rentals through word of mouth referrals, we rely mainly on the efforts of High Mountain to market and advertise our property. High Mountain claims to be the largest locally-owned resort management company serving Deer Valley, Park City and the Canyons ski resorts, with a corresponding presence in the Park City vacation rental market. Methods of advertising utilized by High Mountain include maintaining a website, direct marketing to travel agents, travel wholesalers and former guests, as well as the use of brochures and advertising through selected travel media. High Mountain also works closely with Deer Valley Resort's central reservations desk and other websites such as www.visitutah.com to market its properties.
                    -----------------

High Mountain currently lists our condominium along with many others on their web site located at www.highmountainproperties.com. By using the website,
                        ------------------------------
potential guests can check lodging availability and rates, view pictures of rental properties and make online reservations. For individuals seeking additional information, High Mountain maintains a toll-free telephone number at
(877)  340-1237.

We believe that High Mountain's marketing and advertising efforts satisfy our current promotional needs. We also intend to continue promoting our condo locally through word of mouth and targeted advertising. If we determine in the future that High Mountain is failing in its efforts to market and promote our property, we may consider seeking alternate or supplemental means of marketing. However, no changes are pending or being contemplated at this time.

COMPETITION

We compete with many other lodging providers, including large hotel chains such as Marriott, Radisson, Holiday Inn, Best Western and Hampton Inns, as well as vacation and resort property leasing companies and private individuals who rent out their condo units. The vacation and resort property leasing companies are fragmented and competitive, with several national companies as well as a large number of smaller independent businesses serving local and regional markets.

In the vacation property rental market specifically, we compete with Marriott Vacation Club International-Summit Watch, a large national vacation property provider, as well as local competitors such as Park City Condominiums, Deer Valley Condominiums, and Olympic Park Property Management. We believe that we rent our condo at currently competitive prices.

Many of our competitors have greater resources for advertising and marketing on a national and international level. Methods used by our larger competitors include subscribing to Internet-based search engines such as expedia.com and travelocity.com. In addition, our larger competitors may have more contacts with travel agents in America and abroad and may be able to provide travel incentives through tour packages or airline frequent flyer programs. Also, many of our competitors have greater name recognition that may appeal to our target market.

We cannot compete on a national level with large hotel chains and luxury resorts, however, we believe we can compete on a local and regional level. Our greatest potential for growth lies in developing a market for off-season rentals to guests from Salt Lake City who are looking for a weekend mountain getaway during the summer months. Therefore, we intend to continue focusing on developing local and regional demand for our condo through word of mouth referrals and through our existing relationships with High Mountain Properties and local travel agents and reservation desks. We regard word of mouth referrals and regional recognition as being essential to our long-range competitive posture and believe that this will enable us compete favorably with our larger competitors.

We believe we can compete favorably in this arena due to the quality of our condo unit, its proximity to the Main Street area and the surrounding ski resorts, and because of the size, contacts, and experience of our property manager, High Mountain Properties.

EMPLOYEES

We have no employees. We rely on the efforts of our sole executive officer and director, Robert Karz, to conduct our business. Mr. Karz currently devotes approximately 10 hours per week to managing and developing our business. We do not anticipate hiring anyone else. Mr. Karz does not receive any salary or other compensation and we do not plan on providing compensation at any point in the foreseeable future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We own one property: a single unit in the Gambler Condominiums located in Park City, Utah. Our condo is approximately .6 mile from the Park City ski resort and .9 mile from Deer Valley. Our unit is less than 2 miles from The Canyons, Summit County's third major ski resort. Our unit is a two story, five-room condo containing approximately 1500 square feet. It has two bedrooms, three full bathrooms, full kitchen and sitting room. Amenities include a jetted tub, fireplace, washer/dryer, cable TV/VCR/Stereo and a central hot tub. The exterior features a deck, patio and porch with wood/stone construction.

The Gambler unit is rented through High Mountain Properties, our property management agency in Park City. The rates range from approximately $175 to $430 per night, depending on the season and the length of the stay. High Mountain reserves the right to adjust these rates at any time. The average occupancy rate for units in the Gambler Condominium complex over the past two years have been approximately 15 nights per month from December through February with rentals decreasing in April through summer.

We acquired this property in June of 2000 from two of our shareholders for 200,000 shares of Shoreside common stock. In connection with the acquisition, we assumed a note payable having a balance of $121,864 at the time of assumption, plus $183 in property taxes, with the underlying 30-year note carrying monthly payments of $837. In June of 2002, one of our shareholders, Joe Thomas, refinanced the condominium to secure a lower interest rate. Mr. Thomas then assigned the loan to Shoreside who assumed full liability. The new loan is a libor adjustable rate mortgage. The principal is $121,000 and the interest rate is fixed at 6.375% through July of 2007, changing to an adjustable rate for the remaining 25 years of the loan. The maximum interest is capped at 12.375% and the minimum interest possible is 2.25%. The loan is secured by the condominium and the amortization term is 30 years, maturing on July 1, 2032. The principal maturities over the next five years from 2003 to 2007 and after are $1,422, $1,515, $1,615, $1,721 and $114,161 respectively.

We utilize office space at 3191 South Valley Street, Suite 201, Salt Lake City, Utah 84109. The space is provided free of charge by Robert Karz, our sole officer and director. He has agreed to continue to provide these amenities until the demands of our business require separate facilities. We believe our use of these facilities is of nominal value since our current operations do not require independent facilities, equipment or staff.

ITEM  3.  LEGAL  PROCEEDINGS

Management is not aware of any other current or pending legal proceedings involving Shoreside Investments or our officers and directors.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITIES  HOLDERS

No matters were submitted to a vote of security holders during the period covered by this report.


                                     PART II

ITEM  5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

There is currently no public market for our common stock. We are in the process of submitting an SB-2 Registration Statement with the Securities and Exchange Commission. If our Registration should become effective, we would be eligible to apply for a quotation on the Over the Counter Bulletin Board. Should our stock be quoted on the Bulletin Board, we would be required to comply with the disclosure policies of the exchange in addition to the disclosure and reporting requirements of the SEC.

As of December 31, 2002, there were approximately 32 shareholders of record holding 1,200,000 shares of common stock. The holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. There are no outstanding options, warrants to purchase, or securities convertible into shares of our common stock.

We have never declared or paid any cash dividends on our common stock. For the foreseeable future, we intend to retain any earnings to finance the operation and expansion of our business, and we do not anticipate declaring or paying any dividends on our common stock. Dividends are declared at the sole discretion of our Board of Directors. In addition, our ability to pay dividends is subject to limitations imposed by Utah law. Under Utah law, dividends may only be paid to the extent that a corporation's assets exceed its liabilities and it is able to pay its debts as they become due in the usual course of business.

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION

This section should be read in conjunction with the audited financial statements included in this report.

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

Since  implementing  our  current  business  plan  in  October of 1999, we have:

     -    Organized  operations  and  raised  capital;
     -    Appointed  a  new  president  and  sole  director,  Mr.  Robert  Karz;
     -    Acquired  one  rental property; the Gambler Condominium Unit 4 in Park
          City;
     -    Divested  ourselves  of  a  vacant  lot  that did not generate income;
     -    Contracted with a property management service to rent our condominium;
     -    Generated  revenue  during  the  last  two  years.

Gross revenues for the year ended December 31, 2002 were $18,731. Nightly rentals accounted for $15,291 or 82% of revenue and block rentals at monthly rates accounted for $3,440 or 18%. By comparison, we had net revenues of $7,001 from nightly rentals during the year ended December 31, 2001. We did not have any monthly rentals during 2001. As a result, revenue increased by $11,730 in 2002.

Increased rental income for 2002 is primarily the result of two factors. The first factor relates to a change in accounting relating to our property management agreement with High Mountain Properties. Under the agreement, High Mountain pays us 60% of gross nightly rentals and 75% of gross monthly rentals. In 2001, we reported $7,001 in net rental revenue. This figure represented our income of 60% of gross nightly rentals after High Mountain had retained their management fee. In 2002 we began reporting 100% of gross rental income as revenue and recording High Mountain's 40% management fee as a property expense. As a result, our revenues and our property expenses both increased in 2002. Had we reported adjusted gross rentals in 2001, our estimated revenue would have been approximately $11,670 with High Mountain Properties retaining approximately $4,670 or 40% leaving our declared net income of $7,001 or 60% of $11,670.

Another factor leading to increased revenue in 2002 relates to the 2002 Winter Olympics. Our management company raised the rental for all of their properties by 25% during the month of February to take advantage of demand for lodging during the 2002 Winter Olympiad. As a result, although we had fewer rentals in February 2002 than in February of 2001, we generated substantially more income. Total nightly rentals for our condo were 49 days during 2002 compared to 79 days during 2001, however, the average nightly rate was approximately $312 in 2002 versus approximately $148 in 2001. We also had rentals at monthly rates that generated an additional $3,440 in 2002 compared to no monthly rentals in 2001.

A summary table of nightly rental occupancy for our condominium during the years ended December 31, 2002 and December 31, 2001 is provided below:


                                                 Year ended          Year ended
                                             December 31, 2001    December 31, 2002

January . . . . . . . . . . . . . . . . . .                  18                  14
February. . . . . . . . . . . . . . . . . .                  19                  16
March . . . . . . . . . . . . . . . . . . .                  18                  10
April . . . . . . . . . . . . . . . . . . .                   6                   0
August. . . . . . . . . . . . . . . . . . .                   6                   0
December. . . . . . . . . . . . . . . . . .                  12                   9

Total Nightly Rentals:. . . . . . . . . . .                  79               49 (1)

Gross Revenue Generated by Nightly Rentals:  $           11,670   $       15,291 (1)

Average Revenue per Night:. . . . . . . . .  $              148   $          312 (1)

     (1)  Does  not  include  block  rentals  at  monthly  rates.

Expenses for the year ended December 31, 2002 were $51,681, consisting of $19,479 in general and administrative costs, $5,180 in depreciation expenses, $18,375 in property expenses, $8,547 in property interest and $100 in franchise tax. Expenses for the fiscal year ended December 31, 2001 were $36,594, consisting of $10,843 in general and administrative costs, $5,180 in depreciation expenses, $7,653 in property expenses, $12,818 in property interest and $100 in franchise tax.

In 2002 we began recording High Mountain's management fees as a property expense. As a result, property expenses increased from $7,653 in 2001 to $18,375 in 2002. However, we reduced our property interest expenses from $12,818 in 2001 to $8,547 in 2002 by refinancing our condominium in June of 2002. Depreciation and franchise taxes remained constant during both years. During 2002, we paid approximately $6,976 in management fees to High Mountain based on gross nightly and monthly rentals of $18,731. During the year ended December 31, High Mountain's management fees under our agreement totaled approximately $4,670 based on 40% of adjusted gross nightly rental income of approximately $11,670.

General and administrative costs increased from $10,843 in 2001 to $19,479 in 2002. Expenses in both years derived from legal, accounting and other professional fees. Increased general and administrative expenses in 2002 reflect additional legal fees and auditing costs associated with preparing and filing an SB-2 Registration Statement and subsequent Amendments beginning in May of 2002.

As a result of the foregoing factors, we realized a net loss of $32,950 for the year ended December 31, 2002 compared to a net loss of $29,593 for year ended December 31, 2001. Management anticipates that our net losses will eventually diminish as our condo rental operations and marketing strategy becomes more established. Management also anticipates that losses resulting from property interest will decrease as we continue to pay the note on our condo at the lower interest rate, thereby reducing our property interest expense.

CAPITAL  RESOURCES  AND  LIQUIDITY

Total assets for the year ended December 31, 2002 were $175,281. Our condo continues to be our most substantial asset with a value of $165,051 after depreciation. Other assets at December 31, 2002 consisted of $8,481 in cash, $1,406 in rents receivable and $343 in prepaid expenses. Assets at December 31, 2001 were $174,876 consisting of $2,093 in cash, $2,083 in rents receivable, $469 in prepaid expenses, and $170,231 in the value of our condo.

Total current liabilities at December 31, 2002 were $27,790. Current liabilities consisted primarily of $19,975 in advances from shareholders. These advances carry no interest and will be paid only after our other debts have been settled. Other current liabilities consisted of $1,422 in a current note payable, $100 in franchise taxes payable and $6,293 in assorted accrued liabilities. Noncurrent liabilities at December 31, 2002 consisted of the balance of the $119,012 note payable on our condo. At December 31, 2001 current liabilities were $19,509 consisting mainly of $16,305 in advances from shareholders. Noncurrent liabilities at December 31, 2001 consisted of $116,938 in the note payable on our condo. The increase in non-current liabilities from 2001 to 2002 is the result of refinancing our condominium whereby our note increased to $121,000 our interest was reduced from 6.75% to 6.375%. We also lowered our monthly payments from $837 to $755.

We estimate our continuing operating expenses for the coming year to be approximately $40,000. This is based on estimated property expenses of $30,000 and general and administrative expenses of $10,000. We anticipate that property expenses will consist of note payments, taxes, depreciation, insurance and management fees. We anticipate that general and administrative costs will stabilize at approximately $10,000 per year. Higher than average general and administrative expenses during 2002 were due mainly to legal fees and auditing costs incurred in preparing an SB-2 Registration Statement. We do not anticipate any similar expenditures during the next twelve months.

Our business is affected by a number of factors that make it difficult to project our future revenue. We believe that results in 2001 and 2002 are not necessarily reliable indicators of future performance. This assumption is based on the following factors:

     - The events of September 11, 2001 drastically impacted travel and tourism throughout the United States. In Utah, skier days decreased 9.3%, overall travel fell 2.4% and statewide hotel occupancy fell below 60%. We believe these factors impacted our business during the 2001-2002 ski season. The 2002 Utah State and County Economic and Travel Indicator Profiles are available at no cost at: http://travel.utah.gov/County_Profiles_2002.PDF. The Utah Ski Database
          ------------------------------------------------
          is  available  at  no  cost  at:
          http://governor.utah.gov/dea/publications/usd.pdf.

     - 2002 was also unusual in that the Olympics were an extraordinary event. During the two and a half weeks of the Olympics, our occupancy was near 100%. However, occupancy fell off substantially after the Olympics ended. In addition, many of Summit County's ski facilities were closed for significant portions of the 2001-2002 ski season in preparation for the Olympics. We believe many potential local and regional guests postponed visiting Park City due to perceived inconvenience and expense associated with the Olympics. We anticipate that the publicity surrounding the 2002 Winter Olympics will result in a long-term increase in demand for Park City vacation rentals in general. However, we cannot ascertain when this will occur.

     - Our business is dependent on timely and adequate snowfall. Typically, the ski season in Utah begins in November and extends into March. During the past two ski seasons, Utah did not have substantial snowfall during November and December. As a result, we did not have any nightly rentals in November of 2002 or 2001 and December rentals for both years were lower than rentals in January through March. We anticipate that snowfall will eventually return to historical levels and early season vacation rentals will rebound. However, we cannot predict when this will occur or what the impact on our business will be.

Our auditors have expressed substantial doubt regarding our ability to continue as a growing concern due to our history of losses, limited income and lack of operating capital. To meet our expected needs for the coming year we will either have to increase occupancy or increase our average nightly rates. Based on the average nightly rate of $148 in 2001, we would have to rent our condo for 270 nights to generate $40,000. Based on the average nightly rate of $312 in 2002, we would have to rent our condo for 128 nights to generate $40,000. In the coming year, we anticipate that our rates will fall somewhere between the 2001 and 2002 amounts and stabilize at approximately $225 per night. This is based on the average nightly revenue for similar units in High Mountain's rental pool. At that rate, we will have to rent our condo for approximately 178 nights to meet our liquidity needs. This is unlikely as that would be more than twice our previous high occupancy of 79 in 2001. Unless ski tourism rebounds to historic levels, based on average revenues over the past two seasons, we could reasonably expect to generate approximately $15,000. If this estimate is accurate, we will have to generate an additional $25,000 to cover our anticipated cash needs.

In the past we have relied on advances and capital contributions from officers and shareholders to fund our operations. During the year ended December 31, 2002, we received capital contributions totaling $23,000 from our president, Rob Karz, and our former president, Harvey Carmichael. Mr. Karz and one of our shareholders, Mr. Joe Thomas also advanced $3,670 to Shoreside during the same period. Through December 31, 2002, advances from officers and shareholders have totaled $19,975 and capital contributions from officers and shareholders have totaled $56,974. The advances are interest free and will only be repaid after our other debts have been settled. The capital contributions carry no terms for repayment. We expect to receive sufficient contributions and advances to continue operations for the next twelve months, however, there are no agreements or understandings to that effect. If we require additional capital we may sell common stock or explore other debt financing options.

Our current operating plan is to continue renting our condominium and seeking new markets, to pay down our debts, and to continue complying with our reporting requirements as a public company. Management believes that we have sufficient cash on hand and expected rents receivable to meet our immediate needs. However, we will require additional funding to continue operations through the next twelve months.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 12.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Our business is managed by our sole officer and director, Mr. Robert Karz. Directors are elected annually by the shareholders. Our director does not presently receive any salary, fees or other remuneration for his services other than reimbursement for expenses associated with attending meetings of the board of directors. The board of directors appoints our officers.

The following table sets forth the name, age, position and office term of our executive officer and sole director:


NAME         AGE         POSITION             SINCE
-----------  ---  -----------------------  ------------

Robert Karz   43  President and Director,  August, 2002
                  Secretary/Treasurer

Set  forth  below  is  a  brief  biography  of  Mr.  Karz

ROBERT KARZ, DIRECTOR, PRESIDENT, SECRETARY/TREASURER. Mr. Karz has been president and co-founder of Intermountain Mortgage Company, Inc. in Park City, Utah since 1992. Intermountain Mortgage is a Park City, Utah based residential lending company with offices located throughout Utah. His responsibilities include supervising loan production and underwriting and overseeing secondary marketing and quality control. Prior to founding Intermountain Mortgage, Mr. Karz worked as a loan originator and realtor. Mr. Karz received a bachelor's degree in Political Science and English from Gettysburg College in Pennsylvania in 1981.

OTHER REPORTING COMPANY ACTIVITIES: Mr. Karz is not an officer or director of any other reporting companies. Mr. Karz owns 250,000 shares of Paradise Resorts and Rentals, Inc., constituting 12.5% of its outstanding common shares. Paradise filed a registration statement on Form SB-2 with the Securities Exchange Commission in September of 2000, however, the registration has not yet become effective. Should Paradise become effective, it would be subject to the reporting requirements of Section 13 of the Securities and Exchange Act of 1934.Mr. Karz would then be considered an affiliate by share holdings of Paradise due to his ownership of more than 10% of Paradise stock. Mr. Karz is not an officer or director of Paradise and has no relationship with Paradise other than his interest as an investor.

Paradise Resorts also rents condominiums in Utah. Paradise presently rents one unit that was acquired from its president, Mr. Kirby Stephens, in exchange for 250,000 shares of Paradise common stock. One of our shareholders, Mr. Joe Thomas has provided accounting services to Paradise and owns 250,000 shares or 12.5% of Paradise common stock. Mr. Thomas is not an officer or director of Paradise and has not received any salary or other remuneration for his services. No other relationships exist or are being contemplated between Shoreside and Paradise.

ITEM  10.  EXECUTIVE  COMPENSATION

We do not have any employment contracts or remuneration agreements with our president and sole director. We have not paid our officers and directors in the past and do not anticipate providing any salary or remuneration for the foreseeable future. We have not established any pensions, stock options, profit sharing or insurance programs for the benefit of our employees.


                           SUMMARY COMPENSATION TABLE

                                                             OTHER ANNUAL
NAME AND PRINCIPAL POSITION     YEAR  SALARY ($)  BONUS ($)  COMPENSATION
Rob Karz . . . . . . . . . . .  2002         -0-        -0-           -0-
  President and Sole Director,
  August 2002 to Present

Harvey Carmichael. . . . . . .  2002         -0-        -0-           -0-
  Former President and Sole. .  2001         -0-        -0-           -0-
  Director . . . . . . . . . .  2000         -0-        -0-           -0-

ITEM  11.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

The following table sets forth as of December 31, 2002, the name and shareholdings of each person known to us that either directly or beneficially holds more than 5% of our 1,200,000 issued and outstanding shares of common stock, par value $.001. The table also lists the name and shareholdings of each director and of all officers and directors as a group. Except as otherwise indicated, the persons named in the table have sole voting and dispositive power with respect to all shares beneficially owned, subject to community property laws where applicable.


NAME & ADDRESS                  NUMBER OF       PERCENTAGE OF   PERCENTAGE OF
                                  SHARES        SHARES BEFORE    SHARES AFTER
                            BENEFICIALLY OWNED     OFFERING        OFFERING

Joe Thomas . . . . . . . .             327,500          27.29%          27.29%
4580 S. Thousand Oaks Dr.
Salt Lake City, UT 84124

Robert Karz (1). . . . . .             272,500          22.71%          22.71%
143 West Mountaintop Dr.
Park City, UT 84060

All directors and. . . . .             272,500          22.71%          22.71%
executive officers as a
group (1 person)

 (1)  Officer  and  director.

ITEM  12.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

Robert Karz, our president and sole director provides our office space at no charge. We believe the use of this office space is of nominal value as we have no employees and our current operations do not require facilities to accommodate any staff or specialized equipment or supplies.

On August 9, 2002, Harvey Carmichael resigned as President and Director of the Company. Upon Mr. Carmichael's resignation, Mr. Robert M. Karz was appointed to the Company's Board of Directors as President, Secretary and Financial Officer. Pursuant to his resignation, Mr. Carmichael sold his entire interest of 275,000 shares of Shoreside common stock. The securities were sold in a private transaction, without registration in reliance on the exemption provided by
Section 4(2) of the Securities Act. The investors had access to all material information pertaining to Shoreside and its financial condition. No broker was involved and no commissions were paid in the transaction.

During 2002 our president, Rob Karz, and one of our stockholders, Joe Thomas advanced $3,670 to Shoreside to help pay operating expenses. During 2001, Mr.

Karz and Mr. Thomas advanced $9,100 to Shoreside to help pay operating expenses. These advances are non-interest bearing and will be repaid only when our other debts are settled.

Our president, Mr. Robert Karz and our former president, Mr. Harvey Carmichael have contributed capital to fund our operations during the past two years. In 2002, Mr. Karz contributed $11,000 and Mr. Carmichael contributed $12,000. Mr. Carmichael also contributed $13,500 in 2001 and $5,000 in 1999. The capital contributions carry no terms for repayment.

Our president, Rob Karz, and one of our shareholders, Joe Thomas are co-founders of Intermountain Mortgage Company, a residential lending company based in Park City, Utah with offices located throughout Utah. In June of 2002, Joe Thomas, refinanced our condo through Intermountain Mortgage Company and assigned the loan to Shoreside who assumed full liability. Intermountain Mortgage Company holds the note on our condo.

Our former president and sole director, Harvey Carmichael, is a former employee of Intermountain Mortgage Company.

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Shoreside during the last quarter of the period covered by this report


EXHIBITS:

EXHIBIT NUMBER  TITLE                                                 LOCATION

          99.1  Certification of Chief Executive Officer and Chief .  Attached
                 Financial Officer pursuant to Section 906 of the
                Sarbanes-Oxley Act of 2002

          99.2  Shoreside Investments, Inc. Corporate Code of Ethics  Attached

ITEM  14.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation. To help ensure the effectiveness of our disclosure controls and procedures, we have recently adopted a Code of Ethics and Business Conduct that is attached as an exhibit to this report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SHORESIDE  INVESTMENTS,  INC.



Date:  April  3,  2003             /s/Robert  M.  Karz
                                   -------------------------
                                   Robert  M.  Karz
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




Date:  April  3,  2003             /s/Robert  M.  Karz
                                   ---------------------
                                   Robert  M.  Karz
                                   Director

          CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED
                  SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Robert M. Karz, the Chief Executive Officer and Chief Financial Officer of Shoreside Investments, Inc. (the "Company"), certify that:

1.  I  have  reviewed  this  annual  report  on  Form  10-KSB  of  the  Company;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


April  3,  2003                    /s/Robert  M.  Karz
                                   -------------------------
                                   Robert  M.  Karz
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


        SHORESIDE  INVESTMENTS,  INC.
      (A  Development  Stage  Company)


                   CONTENTS


                                       PAGE

Independent Auditor's Report. . .         1

Balance Sheets. . . . . . . . . .         2

Statements of Operations. . . . .         3

Statement of Stockholders' Equity         4

Statements of Cash Flows. . . . .         5

Notes to Financial Statements . .         6

Independent  Auditor's  Report
------------------------------


Board  of  Directors
SHORESIDE  INVESTMENTS,  INC.


I have audited the accompanying balance sheets of Shoreside Investments, Inc. (A development stage company) as of December 31, 2002, and 2001 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2002, and 2001, and from inception (February 8, 1995) to
December 31, 2002. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on the financial statements based on my audits.

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

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Shoreside Investments, Inc. (A development stage company) as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001, and from Inception (February 8, 1995) to December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As discussed on Notes 1 and 5, the Company has been in the development stage since its inception on February 8, 1995. The Company has limited operating capital with current liabilities exceeding current assets by $17,560, and has limited operations. Realization of a major portion of the assets is dependent upon the Company's ability to meet its future financing requirements, and the success of future operations. These factors raise substantial doubt about the Company's ability to continue as a going concern.



Salt  Lake  City,  Utah
March  24,  2003



                                SHORESIDE INVESTMENTS, INC.
                               (A DEVELOPMENT STAGE COMPANY)

                                      BALANCE SHEETS

                                          ASSETS


                                                             December 31,    December 31,
                                                                 2002            2001
                                                            --------------  --------------
CURRENT ASSETS:
     Cash. . . . . . . . . . . . . . . . . . . . . . . . .  $       8,481   $       2,093
     Rent receivable . . . . . . . . . . . . . . . . . . .          1,406           2,083
     Prepaid expenses. . . . . . . . . . . . . . . . . . .            343             469
                                                            --------------  --------------

             Total Current Assets. . . . . . . . . . . . .         10,230           4,645
                                                            --------------  --------------

PROPERTY
     Condominium, less depreciation of $12,949 and $7,769.        165,051         170,231
                                                            --------------  --------------

            Total Property . . . . . . . . . . . . . . . .        165,051         170,231
                                                            --------------  --------------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . .  $     175,281   $     174,876
                                                            ==============  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable. . . . . . . . . . . . . . . . . . .  $           -   $           -
     Franchise taxes payable . . . . . . . . . . . . . . .            100             100
     Advances from stockholders. . . . . . . . . . . . . .         19,975          16,305
     Other accrued liabilities . . . . . . . . . . . . . .          6,293           1,034
     Notes payable - current portion . . . . . . . . . . .          1,422           2,070
                                                            --------------  --------------

             Total Current Liabilities . . . . . . . . . .         27,790          19,509
                                                            --------------  --------------

NONCURRENT LIABILITIES
     Notes payable - less current portion. . . . . . . . .        119,012         116,938
                                                            --------------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 1,200,000, and 1,200,000 shares
         issued and outstanding respectively . . . . . . .          1,200           1,200
     Additional paid-in capital. . . . . . . . . . . . . .        116,147          93,147
     Deficit accumulated during the development stage. . .        (88,868)        (55,918)
                                                            --------------  --------------

          Total Stockholders' Equity (Deficit) . . . . . .         28,479          38,429
                                                            --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY . . . . . . . .  $     175,281   $     174,876
                                                            ==============  ==============

    The accompanying notes are an integral part of these financial statements



                           SHORESIDE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS


                                     For The         For The       Cumulative
                                    Year Ended      Year Ended     During The
                                   December 31,    December 31,    Development
                                       2002            2001           Stage
                                  --------------  --------------  -------------
REVENUE
     Rent income . . . . . . . .  $      18,731   $       7,001   $     25,732
                                  --------------  --------------  -------------

EXPENSES:
     General and administrative.         19,479          10,843         42,015
     Depreciation expense. . . .          5,180           5,180         12,949
     Property expenses . . . . .         18,375           7,653         30,869
     Property interest . . . . .          8,547          12,818         27,773
     Franchise tax expense . . .            100             100            994
                                  --------------  --------------  -------------

          Total Expenses . . . .         51,681          36,594        114,600
                                  --------------  --------------  -------------

NET (LOSS) BEFORE TAXES. . . . .        (32,950)        (29,593)       (88,868)

     Provision for income taxes.              -               -              -
                                  --------------  --------------  -------------

NET (LOSS) . . . . . . . . . . .  $     (32,950)  $     (29,593)  $    (88,868)
                                  ==============  ==============  =============

EARNINGS (LOSS) PER SHARE. . . .  $       (0.03)  $       (0.02)  $      (0.08)
                                  ==============  ==============  =============

WEIGHTED AVERAGE SHARES
OUTSTANDING. . . . . . . . . . .      1,200,000       1,239,583      1,068,012
                                  ==============  ==============  =============

    The accompanying notes are an integral part of these financial statements



                                              SHORESIDE INVESTMENTS, INC.
                                             (A DEVELOPMENT STAGE COMPANY)
                                           STATEMENT OF STOCKHOLDERS' EQUITY

                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                       Additional  During The
                                                                    Capital Stock       Paid-in    Development
                                                                 --------------------
                                                                   Shares     Amount    Capital       Stage     Total
                                                                 ----------  --------  ----------  -----------  ----------
                                                                         -   $     -   $      -    $      -      $      -
BALANCE, February 8, 1995 (Inception)

Shares issued to individual for cash at $.001
     per share, April 1995. . . . . . . . . . . . . . . . . . .    275,000       275          -           -           275
Stock issued to various individuals at $.005
     per share, July 1995 . . . . . . . . . . . . . . . . . . .    725,000       725      2,900           -         3,625
Net income (loss) from inception to December 31, 1995 . . . . .          -         -          -      (4,056)       (4,056)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 1995. . . . . . . . . . . . . . . . . . .  1,000,000     1,000      2,900      (4,056)         (156)

Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -        (148)         (148)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31,1996 . . . . . . . . . . . . . . . . . . .  1,000,000     1,000      2,900      (4,204)         (304)

Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -        (120)         (120)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 1997. . . . . . . . . . . . . . . . . . .  1,000,000     1,000      2,900      (4,324)         (424)

Capital contributed by officer and stockholder. . . . . . . . .          -         -        474           -           474
Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -        (170)         (170)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 1998. . . . . . . . . . . . . . . . . . .  1,000,000     1,000      3,374      (4,494)         (120)

Capital contributed by offer and stockholder. . . . . . . . . .          -         -      5,000           -         5,000
Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -        (607)         (607)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 1999. . . . . . . . . . . . . . . . . . .  1,000,000     1,000      8,374      (5,101)        4,273
Shares issued for the net value of a condominium at an
     approximate price per share of $.282, June 2000. . . . . .    200,000       200     56,119           -        56,319
Shares issued for the net value of a building lot at an
     approximate price per share of $.425, June 2000. . . . . .     50,000        50     21,211           -        21,261
Capital contributed by officer and stockholder during the year.          -         -     15,000           -        15,000
Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -     (21,224)      (21,224)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 2000. . . . . . . . . . . . . . . . . . .  1,250,000     1,250    100,704     (26,325)       75,629

Stockholder shares returned and cancelled in exchange
     for net value of a building lot, October 2001. . . . . . .    (50,000)      (50)   (21,057)          -       (21,107)
Capital contributed by officer and stockholder during the year.          -         -     13,500           -        13,500
Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -     (29,593)      (29,593)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 2001. . . . . . . . . . . . . . . . . . .  1,200,000     1,200     93,147     (55,918)       38,429

Capital contributed by officer and stockholder during the year.          -         -     23,000           -        23,000
Net income (loss) for the year. . . . . . . . . . . . . . . . .          -         -          -     (32,950)      (32,950)
                                                                 ----------  --------  ----------  -----------  ----------

BALANCE, December 31, 2002. . . . . . . . . . . . . . . . . . .  1,200,000   $ 1,200   $116,147    $(88,868)     $ 28,479
                                                                 ==========  ========  ==========  ===========  ==========

    The accompanying notes are an integral part of these financial statements



                                      SHORESIDE INVESTMENTS, INC.
                                     (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS

                                                            For The         For The        Cumulative
                                                           Year Ended      Year Ended      During The
                                                           December 31,    December 31,    Development
                                                               2002            2001           Stage
                                                          --------------  --------------  -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss. . . . . . . . . . . . . . . . . . . . . .  $     (32,950)  $     (29,593)  $    (88,868)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation . . . . . . . . . . . . . . . . .          5,180           5,180         12,949
          Taxes reduced on disposal of building lot. . .              -           1,254          6,533
          Changes in assets and liabilities
               Rent receivable . . . . . . . . . . . . .            677          (2,083)        (1,406)
               Prepaid expenses. . . . . . . . . . . . .            126            (135)          (343)
               Accounts payable. . . . . . . . . . . . .              -            (497)             -
               Franchise tax payable . . . . . . . . . .              -               -            100
               Other accrued liabilities . . . . . . . .          5,259           1,034          6,293
                                                          --------------  --------------  -------------

             Net cash used in operating activities . . .        (21,708)        (24,840)       (64,742)
                                                          --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES:. . . . . . . . . .              -               -              -
                                                          --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock. . . . . . . . . . . . . . . .              -               -          3,900
     Officer or stockholder's payments (advances). . . .          3,670           9,100         19,975
     Refinance real property . . . . . . . . . . . . . .          2,496               -          2,496
     Notes payments. . . . . . . . . . . . . . . . . . .         (1,070)         (2,730)       (10,122)
     Capital contributed by stockholder. . . . . . . . .         23,000          13,500         56,974
                                                          --------------  --------------  -------------

             Net cash provided by financing activities .         28,096          19,870         73,223
                                                          --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH. . . . . . . . . . . . .          6,388          (4,970)         8,481

CASH AT BEGINNING PERIOD . . . . . . . . . . . . . . . .          2,093           7,063              -
                                                          --------------  --------------  -------------

CASH AT END OF PERIOD. . . . . . . . . . . . . . . . . .  $       8,481   $       2,093   $      8,481
                                                          ==============  ==============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense. . . . . . . . . . . . . . . . . .  $       8,547   $      12,818   $     19,226
                                                          ==============  ==============  =============

     Income taxes. . . . . . . . . . . . . . . . . . . .  $           -   $           -   $          -
                                                          ==============  ==============  =============

SUPPLEMENTAL NONCASH TRANSACTIONS
     Common stock issued (canceled) to acquire or
          dispose of property net of property taxes. . .  $           -   $     (70,167)  $    180,158
                                                          ==============  ==============  =============

     Assumption (reduction) of debt associated with the
          property acquisition or disposal . . . . . . .  $           -   $     (49,061)  $    123,839
                                                          ==============  ==============  =============

    The accompanying notes are an integral part of these financial statements

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS


NOTE  1  -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     Organization  -  Shoreside  Investments,  Inc.  (the Company) was organized
     -----------
     under the laws of the State of Utah on February 8, 1995 as Sun Seekers, Corp. and elected a fiscal year end of December 31st. The Company was formed for the purpose of owning and operating tanning salons. The tanning salon business was never commenced and the Company was dormant until February 1996. The Company changed its name to Shoreside Investments, Inc. on February 2, 1996 and decided to become a marketing company. The Company ran its marketing business until February 1997 with very little activity. From that date until October 1999, the Company was dormant. During November 1999, the Company was capitalized by a $5,000 cash contribution. The money was used to pay expenses and to provide operating capital. The Company is currently in the resort condominium rental and management business. The Company has commenced planned principle operations but has not yet produced significant revenue and is raising capital and is thus considered a development stage company as defined in SFAS No. 7. All of its revenue in 2002 was from rental fees from a condominium located in Park City, Utah.

     Net  Earnings  Per Share  -  The computation of net income (loss) per share
     ------------------------
     of common stock is based on the weighted average number of shares outstanding during the period presented.

     Income  Taxes  -  Due to losses at December 31, 2002 and 2001, no provision
     -------------
     for income taxes has been made. There are no deferred income taxes resulting from income and expense items being reported for financial accounting and tax reporting purposes in different periods.

     Cash  and  Cash  Equivalents - For purposes of the statement of cash flows,
     ----------------------------
     the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

     Use  of  Estimates  - The preparation of financial statements in conformity
     ------------------
     with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Depreciation  -  The  cost  of the condominium will be depreciated over its
     ------------
     estimated useful life. Depreciation will be computed on the straight-line method over a life of 27.5 years for financial reporting purposes and for income tax purposes.

     Reclassification  -  Prior  to 2002, the Company reported rental income net
     ----------------
     of the management fee and other costs paid to the outside management company. For 2002 and in the future, the Company will report gross rental income and show the management fee and other bill costs as an expense.

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

NOTE  3  -  RELATED  PARTY  TRANSACTIONS

     An officer/stockholder is providing free office space to the Company; the free rent has been determined to have only nominal value. The Company has no employees. As of December 31, 2002 and 2001 no compensation has been paid or accrued to any officers or directors of the Corporation due to the fact that it is of only nominal value.

     Certain stockholders have advanced money to the Company to pay operating expenses. The advances will be repaid when the Company is able to do so subject to future operations and cash flow requirements. Also, new and old officers of the Company during the year ended December 31, 2002, contributed $23,000 to the Company as additional paid-in capital.

NOTE  4  -  INCOME  TAXES

     At  December 31, 2002 and 2001 the Company had net federal operating losses
     (NOL) of $88,868 and $55,918 which can be carried forward to offset operating income. The NOL's will expire between the years of 2010 and 2022. Valuation allowances of $18,465 and $9,980 have been established for deferred tax assets associated with the above NOL's for 2002 and 2001. The change in the NOL allowances for 2002 and 2001 was $8,485 and $6,031.

NOTE  5  -  GOING  CONCERN

     The Company has experienced losses of $32,950, and $29,593 for the years ended December 31, 2002 and 2001 respectively, and has experienced losses from its inception. The Company has limited operating capital and limited income. In light of the above circumstances, the ability of the Company to continue as a going concern is substantially in doubt.

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  5  -  GOING  CONCERN  -  CONTINUED

     The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management believes their plans will provide the corporation with the ability to continue in existence at least for the next 12 months. Management plans to maintain its filing for corporate existence and to limit expenses to the minimum to remain in existence. This may require additional advances or loans from its stockholders or others. The Company will continue to limit expenses until enough capital has been raised to generate income and operating capital for its condominium rental and management activities. Management believes these efforts will maintain the entity as a going concern.

NOTE   6   -   NOTES  PAYABLE

     Note  payable ( See Note 9) consists of the following at December 31, 2002:

     Mortgage  loan  with  a  mortgage  company  dated  July  1,  2002
     Monthly installment payments of $755 for 30 years with an interest rate of 6.375%.
     Secured  by  a condominium in Park City, Utah          $  120,434
                                                            ----------

     Total  notes  payable                                     120,434
     Less  current  portion  of debt                        (   1,422)
                                                            ----------

     Notes  payable  -  long-term  portion                   $  119,012
                                                             ==========

     Current  maturities  of  long-term  debt  consist  of  the  following:

               Year  ended
               December  31,                                     Amount
               -------------                                -----------
                      2003                                  $     1,422
                      2004                                        1,515
                      2005                                        1,615
                      2006                                        1,721
                      2007  and  after                          114,161
                                                               --------

                                                             $  120,434
                                                             ==========

NOTE  7  -  GOVERNMENT  FILING

     During the second quarter of 2002, the Company filed a Securities and Exchange filing on Form SB-2 to register the Common Shares of the Company. At December 31, 2002, the Company was still in the process of completing the filing. An officer and another stockholder have signed a Promotional Shares Lock-In Agreement in conjunction with the above filing.

NOTE  8  -  CHANGE  IN  MANAGEMENT

     During the third quarter of 2002, the Company had a change in management. Harvey Carmichael the old President and member of the Board of Directors of the Company resigned and Robert M. Karz was appointed to the Board of Directors and also became the President, Treasurer and Secretary of the Company.

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

NOTE  9  -  CONDOMINIUM  REFINANCING

     On June 27, 2002, a shareholder completed a refinance of the condominium. The cost of the refinance was $1,053, which was paid by the Company. The new loan is a 5/6 libor arm. The interest rate is fixed at 6.375% for 5 years and then the loan changes to an adjustable rate mortgage for the remaining 25 years of the loan. There is no balloon payment due on the loan. The loan is secured by the Condominium. The amortization term is 30 years. The refinance was done in the name of the shareholder through a Mortgage Company owned by the shareholder and the President of the Company and the loan was assigned to the Company. The Company will make the monthly payments, which total $887.21. The principal and interest portion of the payments is $754.88 and the escrow portion is $132.33. The payments are due on the first of each month.