Form 10QSB
period 2003-03-31
SHORESIDE INVESTMENTS INC
filed 2003-05-16
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  March  31,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of March 31, 2003: 1,200,000 shares of common stock, $0.001 par value.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                  FORM 10-QSB
                          SHORESIDE INVESTMENTS, INC.

                                      INDEX

                                                                           Page
PART I..  Financial Information

          Item 1.  Unaudited Financial Statements                             3

          Unaudited Balance Sheets - March 31, 2003 and December 31, 2002
                                                                              4
          Unaudited Statements of Operations for the Three Months Ended
          March 31, 2003 and 2002, and Cumulative During the Development
          Stage from February 8, 1995 through March 31, 2003                  5

          Unaudited Statements of Cash Flows for the Three Months Ended
          March 31, 2003 and 2002, and Cumulative During the Development
          Stage from February 8, 1995 through March 31, 2003.                 6

          Notes to Condensed Unaudited Financial Statements                   7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                      8

          Item 3.  Controls and Procedures                                   10

PART II.  Other Information

          Item 5.  Related Party Transaction                                 10

          Item 6.  Exhibits and Reports on Form 8-K                          11

          Signatures                                                         11

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




                             SHORESIDE INVESTMENTS, INC.
                            (A DEVELOPMENT STAGE COMPANY)

                                   BALANCE SHEETS

                                       ASSETS
                                                              March 31     December 31,
                                                                 2003        2002
                                                             (UNAUDITED)
                                                             ------------  ------------
CURRENT ASSETS:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $       581   $  8,481
     Rent receivable. . . . . . . . . . . . . . . . . . . .        6,570      1,406
     Prepaid expenses . . . . . . . . . . . . . . . . . . .          824        343
                                                             ------------  ------------

             Total Current Assets . . . . . . . . . . . . .        7,975     10,230
                                                             ------------  ------------

PROPERTY
     Condominium, less depreciation of $14,244 and $12,949.      163,756    165,051
                                                             ------------  ------------

            Total Property. . . . . . . . . . . . . . . . .      163,756    165,051
                                                             ------------  ------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $   171,731   $175,281
                                                             ============  ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . . . . .  $         -   $      -
     Franchise taxes payable. . . . . . . . . . . . . . . .            -        100
     Advances from stockholders . . . . . . . . . . . . . .       21,975     19,975
     Other accrued liabilities. . . . . . . . . . . . . . .        3,534      6,293
     Notes payable - current portion. . . . . . . . . . . .        1,412      1,422
                                                             ------------  ------------

             Total Current Liabilities. . . . . . . . . . .       26,921     27,790
                                                             ------------  ------------

NONCURRENT LIABILITIES
     Notes payable - less current portion . . . . . . . . .      118,642    119,012
                                                             ------------  ------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 1,200,000, and 1,200,000 shares
         issued and outstanding respectively. . . . . . . .        1,200      1,200
     Additional paid-in capital . . . . . . . . . . . . . .      116,147    116,147
     Deficit accumulated during the development stage . . .      (91,179)   (88,868)
                                                             ------------  ------------

          Total Stockholders' Equity (Deficit). . . . . . .       26,168     28,479
                                                             ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . .  $   171,731   $175,281
                                                             ============  ============

    The accompanying notes are an integral part of these financial statements



                           SHORESIDE INVESTMENTS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                     For The         For The
                                   Three Months    Three Months    Cumulative
                                      Ended           Ended        During The
                                    March 31,       March 31,      Development
                                       2003            2002           Stage
                                  --------------  --------------  -------------
REVENUE
     Rent income . . . . . . . .  $      11,373   $      11,771   $     37,105
                                  --------------  --------------  -------------

EXPENSES:
     General and administrative.          4,019           3,216         46,034
     Depreciation expense. . . .          1,295           1,295         14,244
     Property expenses . . . . .          6,440           7,295         37,309
     Property interest . . . . .          1,930           2,005         29,703
     Franchise tax expense . . .              -               -            994
                                  --------------  --------------  -------------

          Total Expenses . . . .         13,684          13,811        128,284
                                  --------------  --------------  -------------

NET (LOSS) BEFORE TAXES. . . . .         (2,311)         (2,040)       (91,179)

     Provision for income taxes.              -               -              -
                                  --------------  --------------  -------------

NET (LOSS) . . . . . . . . . . .  $      (2,311)  $      (2,040)  $    (91,179)
                                  ==============  ==============  =============

EARNINGS (LOSS) PER SHARE. . . .  $       (0.00)  $       (0.00)  $      (0.09)
                                  ==============  ==============  =============

WEIGHTED AVERAGE SHARES
OUTSTANDING. . . . . . . . . . .      1,200,000       1,200,000      1,056,510
                                  ==============  ==============  =============

    The accompanying notes are an integral part of these financial statements



                                       SHORESIDE INVESTMENTS, INC.
                                      (A DEVELOPMENT STAGE COMPANY)
                                        STATEMENTS OF CASH FLOWS
                                               (UNAUDITED)


                                                              For The         For The
                                                            Three Months    Three Months    Cumulative
                                                               Ended           Ended        During The
                                                             March 31,       March 31,      Development
                                                                2003            2002           Stage
                                                           --------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . . .  $      (2,311)  $      (2,040)  $    (91,179)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation. . . . . . . . . . . . . . . . . .          1,295           1,295         14,244
          Taxes reduced on disposal of building lot . . .              -               -          6,533
          Changes in assets and liabilities
               Rent receivable. . . . . . . . . . . . . .         (5,164)         (6,254)        (6,570)
               Prepaid expenses . . . . . . . . . . . . .           (481)           (412)          (824)
               Accounts payable . . . . . . . . . . . . .              -               -              -
               Franchise tax payable. . . . . . . . . . .           (100)              -              -
               Other accrued liabilities. . . . . . . . .         (2,759)           (597)         3,534
                                                           --------------  --------------  -------------

             Net cash used in operating activities. . . .         (9,520)         (8,008)       (74,262)
                                                           --------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . . .              -               -              -
                                                           --------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock . . . . . . . . . . . . . . . .              -               -          3,900
     Officer or stockholder's payments (advances) . . . .          2,000           2,922         21,975
     Refinance real property. . . . . . . . . . . . . . .              -               -          2,496
     Notes payments . . . . . . . . . . . . . . . . . . .           (380)           (504)       (10,502)
     Capital contributed by stockholder . . . . . . . . .              -           4,000         56,974
                                                           --------------  --------------  -------------

             Net cash provided by financing activities. .          1,620           6,418         74,843
                                                           --------------  --------------  -------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . . .         (7,900)         (1,590)           581

CASH AT BEGINNING PERIOD. . . . . . . . . . . . . . . . .          8,481           2,093              -
                                                           --------------  --------------  -------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . . .  $         581   $         503   $        581
                                                           ==============  ==============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense . . . . . . . . . . . . . . . . . .  $       2,110   $       2,005   $     21,336
                                                           ==============  ==============  =============

     Income taxes . . . . . . . . . . . . . . . . . . . .  $           -   $           -   $          -
                                                           ==============  ==============  =============

SUPPLEMENTAL NONCASH TRANSACTIONS
     Common stock issued (cancelled) to acquire
          or dispose of property - net of property taxes.  $           -   $           -   $    180,158
                                                           ==============  ==============  =============

     Assumption (reduction) of debt associated with the
          property acquisition or disposal. . . . . . . .  $           -   $           -   $    123,839
                                                           ==============  ==============  =============

    The accompanying notes are an integral part of these financial statements

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

     The Company, without audit, has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at March 31, 2003 and for all periods presented have been made.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  ADVANCES  FROM  STOCKHOLDERS

     During the three months ended March 31, 2003, stockholders and officers of the Company, advanced $2,000 to the Company as short-term loans, which was used for operating capital. The total advance by stockholders and officers through March 31, 2003 is $21,975. The advances are unsecured with no interest and are to be repaid subject to future operations and cash flow requirements.

NOTE  4  -  FILING  WITH  THE  SECURITIES  AND  EXCHANGE  COMMISSION

     During the second quarter of 2002, the Company filed with the Securities and Exchange Commission a filing on Form SB-2 to register the Common Shares of the Company.

NOTE  5  -  CONDOMINIUM  REFINANCING

     On June 27, 2002, a shareholder completed a refinance of the condominium. The cost of the refinance was $1,053, which was paid by the Company. The new loan is a 5/6 libor arm. The interest rate is fixed at 6.375% for 5 years and then the loan changes to an adjustable rate mortgage for the remaining 25 years of the loan. There is no balloon payment due on the loan. The loan is secured by the Condominium. The amortization term is 30 years. The refinance was done in the name of the shareholder and the loan was assigned to the Company. The Company will make the monthly payments, which total $887.21. The principal and interest portion of the payments is $754.88 and the escrow portion is $132.33. The payments are due on the first of each month. The principal maturities over the next five years from 2004 to 2008 are $1,412, $1,540, $1,641, $1,748 and $1,863 respectively.

NOTE  6  -  CHANGE  IN  MANAGEMENT

     During the third quarter of 2002, the Company had a change in management. Harvey Carmichael the old President and member of the Board of Directors of the Company resigned and Robert M. Karz was appointed to the Board of Directors and as President, Treasurer and Secretary of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION OR PLAN OF OPERATION.

FORWARD-LOOKING  STATEMENT  NOTICE

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements within the meaning of Section 27a of the Securities Act of 1933 and Section 21e of the Securities Exchange Act of 1934 regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under Item 2. Management's Discussion and Analysis of Financial Condition or Plan of Operations, and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

OUR  COMPANY

Shoreside Investments, Inc. was incorporated under the laws of Utah on February 8, 1995 as Sun Seekers Corp. to engage in any lawful acts not prohibited by the laws of any jurisdiction in which the corporation may do business, and for the specific purpose of building and operating tanning salons. It was not successful in its business venture and ceased operations in the tanning business in November of 1995.

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

In October of 1999, our sole remaining director, Mr. Harvey Carmichael, made a capital contribution of $5,000 to establish a new bank account and bring current our state filing requirements. At that time we implemented a new business plan, focusing on renting vacation and resort properties. In June of 2000, we acquired a condominium in Park City, Utah in exchange for 200,000 shares of common stock. We also acquired a vacant lot located in Draper, Utah in exchange for 50,000 Shoreside common shares. Management briefly considered developing the Draper property but abandoned that plan due to our lack of experience in real estate development. In October of 2001, we returned the vacant lot to its original owner and the 50,000 shares that had been issued for the vacant lot were cancelled. We continue to rent the condo.

On May 22, 2002, we filed a Form SB-2 with the Securities and Exchange Commission authorizing the sale of up to 12,000,000 shares of Common Stock. As of the date of this report, the offering has not become effective. On August 9, 2002, Mr. Carmichael sold his shares of Shoreside common stock and resigned. Mr. Robert Karz was subsequently appointed as President, Secretary and Treasurer.

OUR  BUSINESS

We are in the business of renting our condominium to people visiting Park City, Utah. Park City is a ski resort city that received international attention as the location of several events during the 2002 Winter Olympics. Our condo is located in the Gambler Condominium complex and is within walking distance of Main Street and the Park City Ski Resort. The condo has 1500 square feet, two bedrooms, three and a half baths, a fireplace, jetted tub and a loft, providing accommodations for up to eight people. If our operations are successful, we may investigate purchasing additional condos in the Park City area. However, we have no agreements or understandings to that effect at the present time. We do not intend to seek other properties until our profits justify such acquisition.

We have contracted with High Mountain Properties to include our condo unit as a part of their rental pool. High Mountain is an independent property management service based in Park City, Utah that manages several condominiums and resort properties in the Park City area. High Mountain establishes rental rates for our property based on their assessment of rates for comparable properties in the Park City area. Our agreement is for an initial term through April 30, 2003, and it automatically renews on May 1 from year to year until terminated by either party upon 60 days' written notice.

The average occupancy rates for units in the Gambler condominiums during the past two years have been approximately 15 nights per month from December through February with decreasing rentals in March and April. Seasonal demand for our property is reflected by our rental rates which are higher during ski season and lower in the spring through fall. The present advertised rates range from $175 to $430 per night depending on the length of stay and the time of year. These advertised rates do not necessarily reflect the actual rate charged. High Mountain reserves the right to adjust the rates in response to demand for rental properties. We rely on High Mountain's expertise and knowledge of the market in setting our rental rates. We believe our rates are comparable to those charged for similar units in the area.

THREE  MONTH  PERIODS  ENDED  MARCH  31,  2003  AND  2002

Revenue for the three months ended March 31, 2003 was $11,373. Revenue during the comparable period in 2002 was $11,771. All revenue during both periods derived from the rental of our condominium. Expenses for the three months ended March 31, 2003 were $13,684 consisting of $6,440 in property expenses, $4,019 in general and administrative expenses, $1,295 in expenses from depreciation, and $1,930 in property interest. Expenses for the three months ended March 31, 2002 were $13,811 consisting of $7,295 in property expenses, $3,216 in general and administrative expenses, $1,295 in depreciation and $2,005 in property interest. General and administrative expenses during both periods were the result of legal, accounting and other professional expenses associated with preparing and filing our public reports. Reduced property expenses and interest expense in 2003 are the result of refinancing our condominium in June of 2002. We expect that operating expenses will remain fairly constant for the immediate future.

As a result of the foregoing factors, we realized a net loss of $2,311 during the three months ended March 31, 2003 compared to a net loss of $2,040 during the first three months of fiscal 2002.

LIQUIDITY  AND  CAPITAL  RESOURCES

Our auditors have expressed substantial doubt regarding our ability to continue as a growing concern due to our history of losses, limited income and lack of operating capital. At March 31, 2003 we had total assets of $171,731. Current assets were $7,975 consisting of $581 in cash, $6,570 in rents receivable and prepaid expenses of $824. Other assets consisted of our condo valued at $163,756 after depreciation. Total current liabilities at March 31, 2003 were $26,921 consisting of $21,975 in advances from shareholders, $1,412 in current notes payable and $3,534 in accrued liabilities. Noncurrent liabilities consisted of the remaining $118,642 note payable on the condominium. The advances are unsecured with no interest and are to be repaid subject to future operations and cash flow requirements.

Our current operating plan is to continue renting our condominium and to explore strategies for increasing occupancy. We will also continue to pay down our debts and comply with our reporting requirements as a public company. Management believes that we have sufficient cash on hand and expected rents receivable to meet our immediate needs. However, we will require additional funding to continue operations through the next twelve months. In the past two years we have primarily relied on advances and contributions from officers and shareholders to supplement rental revenues and fund our operations. We expect to receive sufficient contributions and/or advances to continue operations for the next twelve months, however, there are no agreements or understandings to that effect. If we require additional capital we may sell common stock or explore other debt financing options.

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

ITEM  5.  RELATED  PARTY  TRANSACTION

During the three months ended March 31, 2003, our president and one of our shareholders advanced Shoreside $2,000 to help cover operating expenses. The advance is unsecured and carries no interest. The advance will be repaid subject to future operations and cash flow requirements.


                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION

  99.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 302 of the Saranes-Oxley Act of 2002

  99.2  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 906 of the Saranes-Oxley Act of 2002

REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Shoreside Investments during the quarter ended March 31, 2003.

                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SHORESIDE  INVESTMENTS,  INC.


Date:  May  15,  2003              /s/Robert  M.  Karz
                                   -------------------------
                                   Robert  M.  Karz
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer