Form 10KSB/A
period 2002-12-31
SHORESIDE INVESTMENTS INC
filed 2003-08-01
CIK 1117680

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-KSB/A

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



                                          FORM 10-KSB
                                  SHORESIDE INVESTMENTS, INC.
                                             INDEX

                                                                                           Page

PART I .  Item 1.  Description of Business                                                    3

          Item 2.  Description of Property                                                    7

          Item 3.  Legal Proceedings                                                          9

          Item 4.  Submission of Matters to a Vote of Security Holders                        9

PART II.  Item 5.  Market for Common Equity and Related Stockholder Matters                   9

          Item 6.  Management's Discussion and Analysis or Plan of Operation                  9

          Item 7.  Financial Statements                                                      14

          Item 8.  Changes In and Disagreements with Accountants on Accounting and
          Financial Disclosure                                                               14

PART III  Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance
          with Section 16(a) of the Exchange Act                                             14

          Item 10.  Executive Compensation                                                   15

          Item 11.  Security Ownership of Certain Beneficial Owners and Management           15

          Item 12.  Certain Relationships and Related Transactions                           16

          Item 13.  Exhibits and Reports on Form 8-K                                         16

          Item 14.  Controls and Procedures                                                  17

          Signatures                                                                         17

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

In October of 1999, our sole remaining director, Mr. Harvey Carmichael, made a capital contribution of $5,000 to establish a new bank account and bring current our state filing requirements. At that time we implemented a new business plan, focusing on renting vacation and resort properties. In June of 2000, we acquired a condominium in Park City, Utah in exchange for 200,000 shares of Shoreside common stock. We also acquired a vacant lot located in Draper, Utah in exchange for 50,000 Shoreside common shares. Management briefly considered developing the Draper property but abandoned that plan due to our lack of experience in real estate development. In October of 2001, we returned the vacant lot to its original owner and the 50,000 shares that had been issued for the vacant lot were cancelled.

On August 9, 2002, Mr. Carmichael sold his shares of Shoreside common stock and resigned. Subsequently, Mr. Robert Karz was appointed as President, Secretary and Treasurer.

We rent our condominium to tourists and vacationers visiting the Park City, Utah area. We do not intend to become a real estate investment company and we do not have a real estate investment policy. We may eventually acquire additional rental properties in the Park City, Utah area, however, no agreements or understandings to that effect are pending or being contemplated at this time.

OUR  BUSINESS

We are in the business of renting our condominium to people visiting Park City, Utah. Our condo was built in 1983 and covers approximately 1,425 square feet on three floors. Features include two bedrooms, three and a half baths, a fireplace, jetted tub and a loft, providing comfortable accommodations for up to eight people. We acquired the condo in the summer of 2000 and began generating revenue in 2001. Management believes we will eventually be able to operate profitably as demand for rental properties in Park City increases. If we are successful in generating a profit, we may investigate purchasing or managing additional condos in the Park City area. However, we have no agreements or understandings to that effect and we will not seek other properties until our existing debts are paid and our profits justify such acquisition.

Park City received international attention as the location of several events during the 2002 Winter Olympics. Park City is also the home of the United States Ski Team and Robert Redford's Sundance Film Festival. Although Park City is best known for skiing and snowboarding, it is actively marketing itself as a four-season resort destination. Park City offers year-round outdoor recreation including hiking, mountain biking, fly-fishing and several excellent golf courses. In the summer, Park City also hosts numerous cultural events including performances by the Utah Symphony, the Park City Arts Festival and the Deer Valley Jazz Festival. Park City is conveniently located off U.S. Interstate 80, approximately 45 minutes from Salt Lake International Airport.

Park City is located in Summit County, Utah in the heart of the Wasatch Mountains. According to the Park City Chamber of Commerce, Summit County has the highest per capita income and property values in the State of Utah. It is also one of the fastest growing communities in the United States with a projected growth rate of 3.8% through 2020, more than twice the national average of 1.3%. Summit County hotels, condominiums and vacation homes generated nearly $90,000,000 in taxable rents in 1998, an 11.3% increase over the previous year. Similar increases are anticipated for the foreseeable future. These statistics are available free of charge or at a minimal cost from the Park City Chamber of Commerce or at www.parkcity.org.
                  ----------------

Summit County is recognized as a premier winter sports resort destination. In 2002, the Ski Magazine reader's poll ranked Deer Valley as America's #1 ski resort with Park City Resort ranked #8. Complete national rankings are available at www.skimag.com. Our condo is located between the Park City and
               --------------
Deer  Valley  Resorts,  just  a  few  blocks  north of Park City's historic Main
Street, the site of film festival venues, numerous restaurants, nightclubs, boutiques and shops. Summit County's third resort, The Canyons, is approximately two miles west of our condo. Public transportation from Main Street to the surrounding resorts is available at no charge from 7:30 am to 10:30 pm seven days a week.

OUR  CONTRACT  WITH  HIGH  MOUNTAIN  PROPERTIES

In June of 2000, we contracted with High Mountain Properties, an independent property management service to include our condo unit as a part of their rental pool. High Mountain is based in Park City, Utah and manages over 100 condominiums and approximately 18 vacation homes in the Park City area. High Mountain establishes rental rates for our property based on their assessment of rates for comparable properties in the Park City area. Our agreement is for an initial term through April 30, 2003, and it automatically renews on May 1 from year to year until terminated by either party upon 60 days' written notice.

Under the terms of our agreement, guests reserve rooms through High Mountain and pay them directly. High Mountain retains 40% of the adjusted gross rentals for nightly and weekly rentals, and 25% of adjusted gross rentals for monthly rentals. High Mountain provides a monthly accounting of adjusted gross rental revenue and expenses and remits net rental income to us with the monthly statement. In addition to renting our property, High Mountain provides housekeeping, security, cleaning and basic maintenance as well as inventory control over items such as bedding, linens, televisions, radios, and kitchenware. We remain liable for all property taxes, utility fees and insurance. As owners of the condominium, we remain free to occupy the unit at no cost or to provide the unit to our guests at no cost or reduced cost provided that High Mountain is notified in advance. Through March 31, 2003 we have not exercised our right to occupy the condo or provide free lodging to guests. Nor do we plan to provide complimentary lodging in the future.

OCCUPANCY

The average occupancy rates for units in the Gambler condominiums during the past two years have been approximately 15 nights per month from December through March with decreasing rentals from April through November. Disclosure of specific information as to nightly occupancy of other units managed by High Mountain is restricted by Utah State law and management policy. High Mountain assures us that occupancy rates are comparable for equivalent properties that they manage. We have no reason to doubt this representation.

RENTAL  RATES

Seasonal demand for our property is reflected by our advertised rental rates which are higher during ski season when demand is highest, and lower in the spring through fall. The present nightly rental rates for our condominium and similar units as advertised by High Mountain are as follows:

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

These are advertised rates and do not necessarily reflect the actual rate charged. High Mountain reserves the right to adjust the rates in response to demand for rental properties. Condo rates for similar properties in Park City range from approximately $169 per night during off-season to $510 per night between Christmas and New Year. Rates for comparable units in Deer Valley are slightly higher, ranging from $220 to $670 per night while rates for condos near The Canyons resort are lower, ranging from $140 to $360.

At the date of this report, High Mountain listed six comparable condos on their website. These condos are all located in different developments in central Park City, and have two bedrooms and lofts accommodating eight people. Rents for these properties are as follows:


UNIT                                OFF-SEASON   HIGH SEASON

Gambler (our condo). . . . . . . .  $       175  $        430
Racquet Club . . . . . . . . . . .  $       175  $        430
Suncreek . . . . . . . . . . . . .  $       175  $        430
Crescent Ridge . . . . . . . . . .  $       175  $        430
Park Avenue (with private hot tub)  $       250  $        480
Sunflower. . . . . . . . . . . . .           NA            NA

High Mountain also rents two other two-bedroom units in the Gambler complex, however, these units do not have lofts and accommodate only six people. These condos rent for $160 to $380 per night. The rates charged by High Mountain for two-bedroom condos in downtown Park City have been consistent for the past two years. We believe our rates are competitive and consistent with rates charged for similar properties in downtown Park City. We rely on High Mountain's expertise and knowledge of the market in setting our rental rates and we do not intend to conduct additional research regarding our rates.

MARKETING  AND  ADVERTISING

Our target market is cost-conscious vacationers and families visiting Park City. With the increased interest in Park City due to the recent Winter Olympics, we believe our condo appeals to out of state and international vacationers as well as Utah residents who interested in experiencing Park City's outdoor recreation opportunities and Olympic facilities. We believe our desirable location and competitive prices will continue to appeal to these vacationers. A recent search of condominium availability on www.expedia.com revealed that nightly
                                           ---------------
rates in Park City during peak ski season run from approximately $250 to over $2,000 per night, depending on the level of accommodations provided. We believe our rates are comparable to those charged for similar properties and rely on the expertise of High Mountain Properties in establishing rates that will appeal to our target market.

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

Although we generate limited rentals through word of mouth referrals, we rely mainly on the efforts of High Mountain to market and advertise our property. High Mountain claims to be Park City's largest locally-owned resort management company. High Mountain currently manages over 100 condos and a number of vacation homes in Deer Valley, Park City and the Canyons. Methods of advertising utilized by High Mountain include maintaining a website, direct marketing to travel agents, travel wholesalers and former guests, as well as the use of brochures and advertising through selected travel media. High Mountain also works closely with Deer Valley Resort's central reservations desk and other websites such as www.visitutah.com and www.parkcityinformation.org to market its
                 -----------------     ---------------------------
properties.

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

In the vacation property rental market specifically, we compete with Marriott Vacation Club International-Summit Watch, a large national vacation property provider, as well as local competitors such as Park City Condominiums, Deer Valley Condominiums, and Olympic Park Property Management. Many of the larger hotels and area resorts are booked months in advance during peak ski season at significantly higher rates than ours. We believe that our prices are competitive and provide an alternative to expensive hotels and resorts, offering flexibility in travel planning for average ski vacationers.

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

We cannot compete on a national level with large hotel chains and luxury resorts, however, we believe we can compete on a local and regional level. Park City is actively marketing itself as a year-round resort destination. One area of great potential growth lies in developing a market for off-season rentals to guests from Salt Lake City and the intermountain west who are looking for a weekend mountain getaway during the summer months. Therefore, we intend to continue focusing on developing local and regional demand for our condo during the spring and summer. We hope to increase occupancy through word of mouth referrals and through our existing relationships with High Mountain Properties. We will also continue to work with travel-based websites, local travel agents and reservation desks. We regard word of mouth referrals and regional recognition as being essential to our long-range competitive posture and believe that this will enable us compete favorably with our larger competitors.

We believe we can compete favorably in this arena due to the quality of our condo unit, our competitive rental rates and our desirable location between Park City's Main Street and Deer Valley. In addition, we believe we can compete because of the size, contacts, and experience of our property manager, High Mountain Properties.

EMPLOYEES

At this time we have no employees. Our president, Robert Karz, performs all services that we presently need, and he currently devotes approximately 10 hours per week to managing and developing our business. We do not currently anticipate hiring anyone else. Our president does not receive any salary or compensation for his time and we do not plan on providing compensation at any point in the foreseeable future.

ITEM  2.  DESCRIPTION  OF  PROPERTY

We own one property, Unit 4, in the Gambler Condominiums located at 545 Deer Valley Drive in Park City, Utah. In June of 2002, our condo was appraised at $249,000.

Our condo is centrally located between Park City's Main Street and the entrance to Deer Valley, approximately .6 mile from the lifts at Park City ski resort and ..9 mile from the lifts at Deer Valley. Our unit is less than 2 miles from The Canyons, Summit County's third major ski resort. Our condo was built in 1983 and covers 1,425 square feet on three floors. It has three and a half baths, two bedrooms and a loft, providing comfortable accommodations for up to eight people. Amenities include a jetted tub in the master suite, fireplace, updated kitchen, washer and dryer, cable television, VCR and stereo. Our condo has a private deck and balcony and shares an outdoor hot tub with three other units.

The Gambler unit is rented through High Mountain Properties, an unrelated property management agency based in Park City. The rates range from approximately $175 to $430 per night, depending on the season and the length of the stay. High Mountain reserves the right to adjust the rates in response to demand. The average rental/occupancy rate for units in the Gambler Condominium complex over the past two years have been approximately 15 nights per month, from December through March, with rentals decreasing in April through summer.

We acquired this property from two of our shareholders, Joe Thomas and Robert Karz, in June of 2000. Mr. Karz and Mr. Thomas received 100,000 shares each in exchange for their common interest in the condominium. In connection with the acquisition, we assumed a note payable having a balance of $121,864 at the time of assumption, plus $183 in property taxes, with the underlying 30-year note carrying monthly payments of $837.

In June of 2002, one of our shareholders, Joe Thomas, refinanced the condominium to secure a lower interest rate. The refinancing was done through Intermountain Mortgage Company. Mr. Thomas then assigned the loan to Shoreside who assumed full liability. The new loan is a libor adjustable rate mortgage. The principal is $121,000 and the interest rate is fixed at 6.375% through July of 2007, changing to an adjustable rate for the remaining 25 years of the loan with maximum interest is capped at 12.375% and the minimum interest possible is 2.25%. The loan is secured by the condominium and the amortization term is 30 years, maturing on July 1, 2032. The balance on the note as of March 31, 2003 was $118,642.

The interest rate on the note prior to refinancing was 6.75% and the loan balance at closing was $118,695. The monthly principal and interest payment was $836.69. The interest rate on the new loan is 6.375%. The closing cost of $2,517 was added to the loan payoff balance to give a total balance of $121,212. We paid $212 at closing to give a new note amount of $121,000 at 6.375% with a monthly principal and interest payment of $754.88. This reduced the monthly payment by $81.81 a month. Any increase in the monthly payment would be due to fluctuations in the escrow portion of the payment.

The name of the former lender was Countrywide Mortgage. The new lender's name is Aurora Loan Services. Intermountain Mortgage charged no fees and made no money on this loan. The principal maturities over the next five years from 2003 to 2007 and after are $1,422, $1,515, $1,615, $1,721 and $114,161 respectively.

Previously, In June of 2000, we had acquired a vacant lot located in Draper, Utah, a suburb of Salt Lake City. We acquired the lot from an individual named Chad Wright in exchange for 50,000 Shoreside common shares. Management briefly considered developing the property for residential use but abandoned that plan due to the complexity of real estate development and our lack of experience in that field. As a result, in October of 2001, we returned the vacant lot to Mr. Wright and he returned the 50,000 shares that had been issued to him. The 50,000 shares were subsequently cancelled. Mr. Wright does not currently own any shares of Shoreside stock and we have no interest in the Draper, Utah property.

We maintain limited office space at 3191 South Valley Street, Suite 201, Salt Lake City, Utah 84109. The space is provided free of charge by Robert Karz, our sole officer and director. He has agreed to continue to provide these amenities gratis until the demands of our business require separate facilities.

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

PLAN  OF  OPERATION

We own a three-story condominium in Park City, Utah, an area featuring three major ski resorts and year-round mountain recreational activities. In June of 2002, our condo was appraised at $249,000. Our condo is located between Main Street and Deer Valley. This area has the highest average property values in the state of Utah. Because of our ideal location, we are confident that the value of our condo will increase.

We have engaged High Mountain Properties of Park City, Utah, one of the largest locally owned resort management companies in the area as our agent to market and rent this property for us. The rental market for condominiums in Park City is particularly active during the ski season from late November through March. We intend to continue renting our condo to people visiting Park City during ski season and to develop additional off-season rentals.

We plan to use any operating profits to pay the mortgage on our condo and settle existing debts. We do not plan to acquire additional vacation rental properties at the present time and have no real estate investment policy. We intend to continue marketing and renting our property to people visiting Park City through our agreement with High Mountain Properties. We believe that Park City will continue to develop as a premier winter resort destination, given its growing international reputation and its proximity to the Salt Lake City metropolitan area and International Airport. Park City also offers a range of options for nightlife, shopping and dining that aren't available at smaller ski resort towns in Utah such as Alta and Brighton. Our president and property management company also have experience with the Park City market. We believe this experience will be an asset in effectuating our business plan.

Our auditors have expressed substantial doubt as to our ability to continue as a going concern due to lack of operating capital, limited revenue and continual operating losses since inception. During the past two years our revenues have increased and our property interest expenses have decreased. However, general and administrative expenses have been much higher than anticipated. This is largely due to auditing, legal costs and fees associated with preparing and filing amendments to our SB-2 registration statement. Management anticipates that general and administrative expenses will decrease substantially once the registration becomes effective.

Management anticipates that revenue will continue to grow in the coming years as occupancy increases. We believe that future operating expenses will eventually be offset by rental income. In addition, our interest expenses will decrease as we continue to pay down the note on our condo and build equity. We will, however, continue to incur property expenses associated with paying the monthly mortgage and operating our condo. We will also have ongoing professional and administrative expenses associated with our state and federal reporting requirements. Because of our relatively brief operating history, we cannot predict when revenues will exceed operating expenses.

Our intended business operations will not require any expenditure for research or development in the foreseeable future. We do not presently contemplate hiring employees or purchasing plant facilities or significant equipment during the next fiscal year. No such expenditures will be incurred unless existing revenues can cover the costs.

RESULTS  OF  OPERATIONS  YEARS  ENDED  DECEMBER  31,  2002  AND  2001

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

Another factor leading to increased revenue in 2002 relates to the 2002 Winter Olympics. Our management company raised the rent on all of their properties by 25% during the month of February to take advantage of demand for lodging during the 2002 Winter Olympiad. As a result, although we had fewer rentals in February 2002 than in February of 2001, we generated substantially more income. Total nightly rentals for our condo were 49 days during 2002 compared to 79 days during 2001, however, the average nightly rate was approximately $312 in 2002 versus approximately $148 in 2001. Rentals at monthly rates generated an additional $3,440 in 2002 compared to no monthly rentals in 2001. A summary table of our nightly rental occupancy for our condominium during the years ended December 31, 2002 and 2001 is provided below.


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

CAPITAL  RESOURCES  AND  LIQUIDITY

Total assets for the year ended December 31, 2002 were $175,281. Our condo continued to be our most substantial asset with a value of $165,051 after depreciation. Other assets at December 31, 2002 consisted of $8,481 in cash, $1,406 in rents receivable and $343 in prepaid expenses. Assets at December 31, 2001 were $174,876 consisting of $2,093 in cash, $2,083 in rents receivable, $469 in prepaid expenses, and $170,231 in the value of our condo. In June of 2002 our condo was appraised at $249,000. We anticipate that the resale value of the condo will continue to grow in the foreseeable future due to Park City's high property values.

Total current liabilities at December 31, 2002 were $27,790. Current liabilities consisted primarily of $19,975 in advances from shareholders. These advances carry no interest and will be paid only after our other debts have been settled. Other current liabilities consisted of $1,422 in a current note payable, $100 in franchise taxes payable and $6,293 in assorted accrued liabilities. Noncurrent liabilities at December 31, 2002 consisted of the balance of the $119,012 note payable on our condo. At December 31, 2001 current liabilities were $19,509 consisting mainly of $16,305 in advances from shareholders. Noncurrent liabilities at December 31, 2001 consisted of $116,938 in the note payable on our condo. The increase in non-current liabilities from 2001 to 2002 is the result of refinancing our condominium whereby our note increased to $121,000. However, our interest was reduced from 6.75% to 6.375% and we lowered our monthly payments from $837 to $755.

We estimate our continuing operating expenses for the coming year to be approximately $40,000. This is based on estimated property expenses of $30,000 and general and administrative expenses of $10,000. We anticipate that property expenses will consist of note payments, taxes, depreciation, insurance and management fees. We anticipate that general and administrative costs will stabilize at approximately $10,000 per year. Higher than average general and administrative expenses during 2002 were due mainly to legal fees and auditing costs incurred in preparing an SB-2 Registration Statement and subsequent amendments. We anticipate that general and administrative costs will decrease substantially once the registration becomes effective do not anticipate undertaking any similar expenditures during the next twelve months.

To meet our expected needs for the coming year we will either have to increase occupancy or increase our average nightly rates. Based on the average nightly rate of $148 in 2001, we would have to rent our condo for 270 nights to generate $40,000. Based on the average nightly rate of $312 in 2002, we would have to rent our condo for 128 nights to generate $40,000. In the coming year, we anticipate that our rates will fall somewhere between the 2001 and 2002 amounts and stabilize at approximately $225 per night. This projection is based solely on the average nightly revenues for our condo and similar units in High Mountain's rental pool during 2002 and 2001. At that rate, we will have to rent our condo for approximately 178 nights to meet our liquidity needs.

Based on our average occupancy and revenues for similar condos in our rental pool over the past two seasons, we could reasonably expect to rent our condo for at least 70-90 days in 2003, generating approximately $15,000 to $20,000. This would be sufficient to cover our basic property expenses, however, if this estimate is accurate, we will have to raise an additional $20,000 to $25,000 to cover our anticipated administrative expenses and property interest. We expect to generate additional off-season rentals to supplement our revenue as Park City continues to develop a market for summer recreation. We also anticipate that administrative costs will decrease significantly once our registration becomes effective. We believe that because of our prime location, attractive property and competitive rates, we will be able to achieve maximum occupancy during the ski season and generate sufficient off-season rentals to achieve our target occupancy in the coming years.

In the past we have primarily relied on advances and capital contributions from officers and shareholders to fund our operations. Through December 31, 2003, advances from officers and shareholders have totaled $19,975 and capital contributions from officers and shareholders have totaled $56,974. The advances are interest free and will only be repaid after our other debts have been settled. The capital contributions carry no terms for repayment. We expect to receive sufficient contributions and/or advances to continue operations until our condo generates enough revenue to cover expenses. However, there are no agreements or understandings to that effect. If we require additional capital we may sell common stock or explore other debt financing options. If our business plan is ultimately unsuccessful, we could sell our condo and generate sufficient proceeds to settle our debts and either liquidate the company or seek new business opportunities.

Because 2001 and 2002 were unusual years for the tourist industry, we believe that they are not necessarily reliable indicators of future performance. This assumption is based on the following factors:

     - The events of September 11, 2001 drastically impacted travel and tourism throughout the United States. In Utah, skier days decreased 9.3%, overall travel fell 2.4% and statewide hotel occupancy fell below 60%. We believe these factors negatively impacted our business during the 2001-2002 ski season. The 2002 Utah State and County Economic and Travel Indicator Profiles are available at no cost at: http://travel.utah.gov/County_Profiles_2002.PDF. The Utah Ski Database
          -----------------------------------------------
          is  available  at  no  cost  at:
          http://governor.utah.gov/dea/publications/usd.pdf.

     - 2002 was unusual in that the Olympics were an extraordinary event. During the two and a half weeks of the Olympics, our occupancy was near 100%. However, occupancy fell off substantially after the Olympics ended. In addition, many of Summit County's ski facilities were closed for significant portions of the 2001-2002 ski season in preparation for the Olympics. We believe many potential local and regional guests postponed visiting Park City due to perceived inconvenience and expense associated with the Olympics. We anticipate that the publicity surrounding the 2002 Winter Olympics will result in a long-term increase in demand for Park City vacation rentals in general. However, we cannot ascertain when we will benefit from this demand.

     - Although we rent our condo throughout the year, the majority of our rentals occur during the ski season. Typically, the ski season in Utah begins around the Thanksgiving Holiday and extends into March. During the past two ski seasons, Utah did not have substantial snowfall during November and December. As a result, we did not have any nightly rentals in November of 2002 or 2001 and December rentals for both years were lower than rentals in January through March. We anticipate that snowfall will eventually return to historical levels and early season vacation rentals will rebound. However, we cannot predict when this will occur or what the precise impact on our business will be.

Management anticipates that Park City will continue to be recognized as one of America's premier ski and snowboard destinations and that Summit County will continue to grow as a four-season destination resort community. We believe that increased awareness of and interest in Park City will lead to increased occupancy at higher rates throughout the year. Because of our prime location and competitive rates, we feel we are well positioned to take advantage of the anticipated demand for accommodations in Park City. As we increase occupancy, pay down our note and reduce our liabilities, we expect to meet our liquidity needs and become profitable.

ITEM  7.  FINANCIAL  STATEMENTS

The financial statements of the Company appear at the end of this report beginning with the Index to Financial Statements on page 18.

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

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION
  32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
         pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

  32.2  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


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

                                   SHORESIDE  INVESTMENTS,  INC.



Date:  July  30,  2003             /s/Robert  M.  Karz
                                   -------------------------
                                   Robert  M.. Karz
                                   Chief  Executive  Officer
                                   Chief  Financial  Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.





Date:  July 30,  2003              /s/Robert  M.  Karz
                                   -------------------
                                   Robert  M.  Karz
                                   Director



       SHORESIDE  INVESTMENTS,  INC.
     (A  Development  Stage  Company)


                  CONTENTS


                                   PAGE

Independent Auditor's Report. . .    19

Balance Sheets. . . . . . . . . .    20

Statements of Operations. . . . .    21

Statement of Stockholders' Equity    22

Statements of Cash Flows. . . . .    23

Notes to Financial Statements . .    24

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


/s/David  T.  Thomson,  P.C.
----------------------------

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