Form 10QSB
period 2003-06-30
SHORESIDE INVESTMENTS INC
filed 2003-08-19
CIK 1117680

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                   FORM 10-QSB

     [  X  ]     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)  OF THE
SECURITIES  EXCHANGE  ACT  OF  1934

     For  the  quarterly  period  ended  June  30,  2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest praticable date: As of July 31, 2003 there were 1,200,000 shares of $0.001 par value common stock issued and outstanding.

Transitional  Small  Business  Format:  Yes  [   ]  No  [  X  ]



                                   FORM 10-QSB
                           SHORESIDE INVESTMENTS, INC.

                                      INDEX

PART I.   Financial Information                                             Page

          Item 1.  Unaudited Financial Statements                              3

          Unaudited Balance Sheets - June 30, 2003 and December 31, 2002
                                                                               4
          Unaudited Statements of Operations for the Three and Six Month
          Periods Ended June 30, 2003 and 2002, and Cumulative During the
          Development Stage from February 8, 1995 through June 30, 2003        5

          Unaudited Statements of Cash Flows for the Six Months Ended June
          30, 2003 and 2002, and Cumulative During the Development Stage
          from February 8, 1995 through June 30, 2003.                         6

          Notes to Condensed Unaudited Financial Statements                    7

          Item 2.  Management's Discussion and Analysis of Financial
          Condition or Plan of Operation                                       8

          Item 3.  Controls and Procedures                                    10

PART II.  Other Information

          Item 5.  Related Party Transaction                                  10

          Item 6.  Exhibits and Reports on Form 8-K                           11

          Signatures                                                          11

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



                              SHORESIDE  INVESTMENTS,  INC.
                             (A DEVELOPMENT STAGE COMPANY)

                                     BALANCE SHEETS

                                        ASSETS


                                                              June 30,     December 31,
                                                                2003          2002
                                                             -----------  --------------
                                                             (Unaudited)
CURRENT ASSETS:
     Cash . . . . . . . . . . . . . . . . . . . . . . . . .  $     432    $       8,481
     Rent receivable. . . . . . . . . . . . . . . . . . . .      2,957            1,406
     Prepaid expenses . . . . . . . . . . . . . . . . . . .      1,457              343
                                                             -----------  --------------

             Total Current Assets . . . . . . . . . . . . .      4,846           10,230
                                                             -----------  --------------

PROPERTY
     Condominium, less depreciation of $15,539 and $12,949.    162,461          165,051
                                                             -----------  --------------

            Total Property. . . . . . . . . . . . . . . . .    162,461          165,051
                                                             -----------  --------------

TOTAL ASSETS. . . . . . . . . . . . . . . . . . . . . . . .  $ 167,307    $     175,281
                                                             ===========  ==============


LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable . . . . . . . . . . . . . . . . . . .  $       -    $           -
     Franchise taxes payable. . . . . . . . . . . . . . . .          -              100
     Advances from stockholders . . . . . . . . . . . . . .     28,775           19,975
     Other accrued liabilities. . . . . . . . . . . . . . .        808            6,293
     Notes payable - current portion. . . . . . . . . . . .      1,468            1,422
                                                             -----------  --------------

             Total Current Liabilities. . . . . . . . . . .     31,051           27,790
                                                             -----------  --------------

NONCURRENT LIABILITIES
     Notes payable - less current portion . . . . . . . . .    118,114          119,012
                                                             -----------  --------------

STOCKHOLDERS' EQUITY (DEFICIT):
     Common stock, $.001 par value; 50,000,000 shares
         authorized; 1,200,000, and 1,200,000 shares
         issued and outstanding respectively. . . . . . . .      1,200            1,200
     Additional paid-in capital . . . . . . . . . . . . . .    116,147          116,147
     Deficit accumulated during the development stage . . .    (99,205)         (88,868)
                                                             -----------  --------------

          Total Stockholders' Equity (Deficit). . . . . . .     18,142           28,479
                                                             -----------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY. . . . . . . . .  $ 167,307    $     175,281
                                                             ===========  ==============

    The accompanying notes are an integral part of these financial statements



                                        SHORESIDE INVESTMENTS, INC.
                                       (A DEVELOPMENT STAGE COMPANY)

                                          STATEMENTS OF OPERATIONS
                                                (UNAUDITED)


                                     For The         For The        For The       For The
                                   Three Months    Three Months    Six Months    Six Months    Cumulative
                                      Ended           Ended          Ended         Ended       During The
                                     June 30,        June 30,       June 30,      June 30,     Development
                                       2003            2002           2003          2002          Stage
                                  --------------  --------------  ------------  ------------  -------------
REVENUE
     Rent income . . . . . . . .  $           -   $           -   $    11,373   $    11,771   $     37,105
                                  --------------  --------------  ------------  ------------  -------------

EXPENSES:
     General and administrative.          2,623          13,081         6,642        16,297         48,657
     Depreciation expense. . . .          1,295           1,295         2,590         2,590         15,539
     Property expenses . . . . .          2,198           4,439         8,638        11,734         39,507
     Property interest . . . . .          1,910           2,708         3,840         4,713         31,613
     Franchise tax expense . . .              -               -             -             -            994
                                  --------------  --------------  ------------  ------------  -------------

          Total Expenses . . . .          8,026          21,523        21,710        35,334        136,310
                                  --------------  --------------  ------------  ------------  -------------

NET (LOSS) BEFORE TAXES. . . . .         (8,026)        (21,523)      (10,337)      (23,563)       (99,205)

     Provision for income taxes.              -               -             -             -              -
                                  --------------  --------------  ------------  ------------  -------------

NET (LOSS) . . . . . . . . . . .  $      (8,026)  $     (21,523)  $   (10,337)  $   (23,563)  $    (99,205)
                                  ==============  ==============  ============  ============  =============

EARNINGS (LOSS) PER SHARE. . . .  $       (0.01)  $       (0.02)  $     (0.01)  $     (0.02)  $      (0.09)
                                  ==============  ==============  ============  ============  =============

WEIGHTED AVERAGE SHARES
OUTSTANDING. . . . . . . . . . .      1,200,000       1,200,000     1,200,000     1,200,000      1,060,858
                                  ==============  ==============  ============  ============  =============

    The accompanying notes are an integral part of these financial statements



                                    SHORESIDE INVESTMENTS, INC.
                                   (A DEVELOPMENT STAGE COMPANY)

                                     STATEMENTS OF CASH FLOWS
                                            (UNAUDITED)

                                                           For The      For The
                                                          Six Months    Six Months    Cumulative
                                                            Ended         Ended       During The
                                                           June 30,      June 30,     Development
                                                             2003          2002          Stage
                                                         ------------  ------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss . . . . . . . . . . . . . . . . . . . . .  $   (10,337)  $   (23,563)  $    (99,205)
     Adjustments to reconcile net loss to
     net cash used in operating activities:
          Depreciation. . . . . . . . . . . . . . . . .        2,590         2,590         15,539
          Taxes reduced on disposal of building lot . .            -             -          6,533
          Changes in assets and liabilities
               Rent receivable. . . . . . . . . . . . .       (1,551)       (1,576)        (2,957)
               Prepaid expenses . . . . . . . . . . . .       (1,114)         (855)        (1,457)
               Accounts payable . . . . . . . . . . . .            -             -              -
               Franchise tax payable. . . . . . . . . .         (100)         (100)             -
               Other accrued liabilities. . . . . . . .       (5,485)        9,913            808
                                                         ------------  ------------  -------------

             Net cash used in operating activities. . .      (15,997)      (13,591)       (80,739)
                                                         ------------  ------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES: . . . . . . . . .            -             -              -
                                                         ------------  ------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Sale of common stock . . . . . . . . . . . . . . .            -             -          3,900
     Officer or stockholder's (payments) advances - net        8,800           670         28,775
     Refinance real property. . . . . . . . . . . . . .            -             -          2,496
     Notes (payments) receipts. . . . . . . . . . . . .         (852)        1,992        (10,974)
     Capital contributed by stockholder . . . . . . . .            -        12,000         56,974
                                                         ------------  ------------  -------------

             Net cash provided by financing activities.        7,948        14,662         81,171
                                                         ------------  ------------  -------------

NET INCREASE (DECREASE) IN CASH . . . . . . . . . . . .       (8,049)        1,071            432

CASH AT BEGINNING PERIOD. . . . . . . . . . . . . . . .        8,481         2,093              -
                                                         ------------  ------------  -------------

CASH AT END OF PERIOD . . . . . . . . . . . . . . . . .  $       432   $     3,164   $        432
                                                         ============  ============  =============

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest expense . . . . . . . . . . . . . . . . .  $     3,840   $     4,713   $     23,066
                                                         ============  ============  =============

     Income taxes . . . . . . . . . . . . . . . . . . .  $         -   $         -   $          -
                                                         ============  ============  =============

SUPPLEMENTAL NONCASH TRANSACTIONS
     Common stock issued to acquire property -
          net of property taxes . . . . . . . . . . . .  $         -   $         -   $    180,158
                                                         ============  ============  =============

     Assumption of debt associated with the
          property acquisition. . . . . . . . . . . . .  $         -   $         -   $    123,839
                                                         ============  ============  =============

    The accompanying notes are an integral part of these financial statements

                           SHORESIDE INVESTMENTS, INC.
                          (A Development Stage Company)

                     NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE  1  -  CONDENSED  FINANCIAL  STATEMENTS

          The Company without audit has prepared the accompanying financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operation and cash flows at June
          30,  2003  and  for  all  periods  presented  have  been  made.

          Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company's December 31, 2002 audited financial statements. The results of operations for the periods ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

NOTE  2  -  ADVANCES  FROM  STOCKHOLDERS

          During the six months ended June 30, 2003, stockholders and officers of the Company, advanced $8,800 to the Company as short-term loans, which was used for operating capital. The total advance by stockholders and officers through June 30, 2003 is $28,775. The advances are unsecured with no interest and are to be repaid subject to future operations and cash flow requirements.

NOTE  3  -  FILING  WITH  THE  SECURITIES  AND  EXCHANGE  COMMISSION

          During the second quarter of 2002, the Company filed with the Securities and Exchange Commission a filing on Form SB-2 to register the Common Shares of the Company.

NOTE  4  -  CONDOMINIUM  REFINANCING

          On June 27, 2002, a shareholder completed a refinance of the condominium. The cost of the refinance was $1,053, which was paid by the Company. The new loan is a 5/6 libor arm. The interest rate is fixed at 6.375% for 5 years and then the loan changes to an adjustable rate mortgage for the remaining 25 years of the loan. There is no balloon payment due on the loan. The loan is secured by the Condominium. The amortization term is 30 years. The refinance was done in the name of the shareholder and the loan was assigned to the Company. The Company will make the monthly payments, which total $887.21. The principal and interest portion of the payments is $754.88 and the escrow portion is $132.33. The payments are due on the first of each month. The principal maturities over the next five years from 2003 to 2007 are approximately $1,468, $1,564, $1,667, $1,777 and
          $1,893  respectively.

NOTE  5  -  CHANGE  IN  MANAGEMENT

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

In October of 1999, our sole remaining director, Mr. Harvey Carmichael, made a capital contribution of $5,000 to establish a new bank account and bring current our state filing requirements. At that time we implemented a new business plan, focusing on renting vacation and resort properties. In June of 2000, we acquired a condominium in Park City, Utah in exchange for 200,000 shares of common stock. We also acquired a vacant lot located in Draper, Utah in exchange for 50,000 Shoreside common shares. Management briefly considered developing the Draper property but abandoned that plan due to our lack of experience in real estate development. In October of 2001, we returned the vacant lot to its original owner and the 50,000 shares that had been issued for the vacant lot were cancelled. We continue to rent the condo. On August 9, 2002, Mr. Carmichael sold his shares of Shoreside common stock and resigned as officer and director. Mr. Robert Karz was subsequently appointed as sole director and executive officer.

On May 22, 2002, we filed a Form SB-2 with the Securities and Exchange Commission authorizing the sale of up to 12,000,000 shares of Common Stock. As of the date of this report, the offering has not become effective.

OUR  BUSINESS

We are in the business of renting our condominium to people visiting Park City, Utah. Park City received international attention as the location of several events during the 2002 Winter Olympics. Our condo is located in the Gambler Condominiums at 545 Deer Valley Drive between Park City's Main Street and the entrance to Deer Valley, approximately .6 mile from the lifts at Park City ski resort and .9 mile from the lifts at Deer Valley. Our unit is also less than 2 miles from The Canyons, Summit County's third major ski resort. The condo was built in 1983 and covers 1,425 square feet on three floors. It has three and a half baths, two bedrooms and a loft, providing comfortable accommodations for up to eight people. Amenities include a jetted tub in the master suite, fireplace, updated kitchen, washer and dryer, cable television, VCR and stereo. Our condo has a private deck and balcony and shares an outdoor hot tub with three other units. In June of 2002, our condo was appraised at $249,000.

If our operations are successful, we may investigate purchasing additional condos in the Park City area. However, we have no agreements or understandings to that effect at the present time. We do not have a real estate investment policy and do not intend to seek other properties until our profits justify such acquisition.

We have contracted with High Mountain Properties to include our condo unit as a part of their rental pool. High Mountain is an independent property management service based in Park City, Utah that manages over 100 condominiums and resort properties in the Park City area. High Mountain establishes rental rates for our property based on their assessment of rates for comparable properties in the Park City area. Our agreement is for an initial term through April 30, 2003, and it automatically renews on May 1 from year to year until terminated by either party upon 60 days' written notice.

The average occupancy rates for units in the Gambler condominiums during the past two years have been approximately 15 nights per month from December through February with decreasing rentals in March and April through summer. Seasonal demand for our property is reflected by our rental rates which are higher during ski season and lower in the spring through fall. The present advertised rates range from $175 to $430 per night depending on the length of stay and the time of year. These advertised rates do not necessarily reflect the actual rate charged. High Mountain reserves the right to adjust the rates in response to demand for rental properties. We rely on High Mountain's expertise and knowledge of the market in setting our rental rates. We believe our rates are comparable to those charged for similar units in the area.

THREE  AND  SIX  MONTH  PERIODS  ENDED  JUNE  30,  2003  AND  2002

Shoreside did not generate any revenue during the three month periods ended June 30, 2003 and 2002. Revenue for the six months ended June 30, 2003 was $11,373. Revenue during the comparable period in 2002 was $11,771. All revenue during both periods derived from the rental of our condominium.

Expenses for the three months ended June 30, 2003 were $8,026 consisting of $2,198 in property expenses, $2,623 in general and administrative expenses, $1,295 in expenses from depreciation, and $1,910 in property interest. Expenses for the three months ended June 30, 2002 were $21,523 consisting of $4,439 in property expenses, $13,081 in general and administrative expenses, $1,295 in depreciation and $2,708 in property interest. General and administrative expenses during both periods were the result of legal, accounting and other professional expenses associated with preparing and filing our public reports. Significantly higher general and administrative expenses in 2002 were the result of preparing and filing an SB-2 registration statement in May of 2002. At the date of this report, the registration has not gone effective. We anticipate that general and administrative expenses will stabilize at approximately $10,000 to $15,000 per year once the registration is declared effective. Reduced property expenses and interest expense in 2003 are the result of refinancing our condominium in June of 2002. We expect that our quarterly property and interest expenses will remain fairly consistent for the foreseeable future.

As a result of the foregoing factors, we realized a net loss of $8,026 during the three months ended June 30, 2003 compared to a net loss of $21,523 during the three months ended June 30, 2002. Net loss for the six months ended June

30, 2003 was $10,337 compared to a net loss of $23,563 during the six months ended June 30, 2002. Cumulative net loss from inception on February 8, 1965 through June 30, 2003 was $99,205.

LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2003 we had total assets of $167,307. Current assets were $4,868 consisting of $432 in cash, $2,957 in rents receivable and prepaid expenses of $1,457. Other assets consisted of our condo valued at $162,461 after depreciation. Total current liabilities at June 30, 2003 were $31,051 consisting of $28,775 in advances from shareholders, $1,468 in current notes payable and $808 in other accrued liabilities. The advances are unsecured with no interest and are to be repaid subject to future operations and cash flow requirements. Noncurrent liabilities consisted of the remaining $118,114 note payable on the condo. In June of 2002, our condo was appraised at $249,000. We anticipate that the resale value of the condo will increase in coming years due to Park City's high property values.

Our current operating plan is to continue renting our condominium and to explore strategies for increasing occupancy. We will also continue to pay down our debts and comply with our reporting requirements as a public company. Management believes that we have sufficient cash on hand and expected rents receivable to meet our immediate needs. However, we will require additional funding to continue operations through the next twelve months. During the past two years we have primarily relied on advances and contributions from officers and shareholders to supplement rental revenues and fund our operations. We expect to receive sufficient contributions and/or advances to continue operations for the next twelve months, however, there are no agreements or understandings to that effect. If we require additional capital we may sell common stock or explore other debt financing options.

Our auditors have expressed substantial doubt regarding our ability to continue as a going concern due to our history of losses, limited income and lack of operating capital. However, management anticipates that Park City will continue to be recognized as one of the world's premier ski and snowboard destinations. In addition, Park City is actively promoting itself as a year-round resort community. We believe that increased awareness of and interest in Park City will lead to increased occupancy at higher rates during the ski season and generate sufficient off-season rentals to achieve our target occupancy. Because of our prime location and competitive rates, we feel we are well positioned to take advantage of the anticipated demand for accommodations in Park City. As we increase occupancy, pay down our note and reduce our liabilities, we expect to meet our liquidity needs and become profitable.

ITEM  3.  CONTROLS  AND  PROCEDURES

Within the 90-day period prior to the date of this report, under the supervision of the Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that we are maintaining proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in our Exchange Act reports. There have been no significant changes in internal controls or other factors that could significantly affect internal controls subsequent to the date we carried out our evaluation.

ITEM  5.  RELATED  PARTY  TRANSACTIONS

During the three months ended June 30, 2003, our president and one of our shareholders advanced Shoreside $6,800 to help cover operating expenses. Total advances from officers and shareholders from inception through June 30, 2003 were $28,775. The advances are unsecured and carry no interest and will be repaid subject to future operations and cash flow requirements.


                           PART II.  OTHER INFORMATION

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.


EXHIBITS:

NUMBER  TITLE                                                                 LOCATION

  31.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 302 of the Saranes-Oxley Act of 2002

  32.1  Certification of Chief Executive Officer and Chief Financial Officer  Attached
        pursuant to Section 906 of the Saranes-Oxley Act of 2002


REPORTS  ON  FORM  8-K:

No reports on Form 8-K were filed by Shoreside Investments during the quarter ended June 30, 2003.


                                   SIGNATURES

In accordance with the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            SHORESIDE  INVESTMENTS,  INC.


Date:  August  19,  2003                    /s/Robert  M.  Karz
                                            -------------------------
                                            Robert  M.  Karz
                                            Chief  Executive  Officer
                                            Chief  Financial  Officer